Form 10-K
period 2020-12-31
Qualtrics International Inc.
filed 2021-03-09
CIK 1747748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-39952

QUALTRICS INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-1754215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 West River Park Drive
Provo, Utah 84604
(Address, including zip code of principal executive offices)
385-203-4999
(Telephone number, including area code, of principal executive offices)

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	XM	Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of June 30, 2020, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market and, therefore, we cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.
As of March 5, 2021, the registrant had 511,237,032 shares of common stock outstanding, consisting of 88,066,422 shares of Class A common stock and 423,170,610 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, are incorporated by reference into Part III of this Form 10-K where indicated. Such 2021 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our revenue, cost of revenue, gross profit, operating expenses, ability to generate positive cash flow, and ability to be profitable;
•our ability to grow at or near historical growth rates;
•anticipated technology trends, such as the use of and demand for experience management software;
•our ability to attract and retain customers to use our products;
•our ability to respond to and overcome challenges brought by the COVID-19 pandemic;
•our ability to attract enterprises and international organizations as customers for our products;
•our ability to expand our network with content consulting partners, delivery partners, and technology partners;
•the evolution of technology affecting our products and markets;
•our ability to introduce new products and enhance existing products and to compete effectively with competitors;
•our ability to successfully enter into new markets and manage our international expansion;
•the attraction and retention of qualified employees and key personnel;
•our ability to effectively manage our growth and future expenses and maintain our corporate culture;
•our anticipated investments in sales and marketing and research and development;
•our ability to maintain, protect, and enhance our intellectual property rights;
•our ability to successfully defend litigation brought against us;
•our ability to maintain data privacy and data security;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our ability to comply with modified or new laws and regulations applying to our business;
•our reduced ability to leverage resources at SAP as an independent company from SAP; and
•the increased expenses associated with being an independent public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
You should read this Annual Report on Form 10-K and exhibits with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Part I.
Item 1. Business
Overview
We have pioneered a new category of software, experience management, or XM, which enables organizations to succeed in today’s experience economy. Our XM Platform helps organizations both design and improve the experiences that turn their customers into fanatics, employees into ambassadors, products into obsessions, and brands into religions.
Why It Matters:
The rise of the experience economy has changed the way businesses compete and organizations operate. The cost of switching products or services has become so low that over 70% of consumers are likely to switch brands due to a single poor experience. Over two-thirds of the workforce is disengaged. And while the majority of companies believe they are delivering a superior experience, few of their customers agree.
This is called the experience gap.
Experience management is the business discipline of finding and fixing experience gaps. These gaps––the difference between what businesses believe is happening and what is actually happening––are where poor experiences live. Left unresolved, experience gaps result in customer churn, employee attrition, failed product launches, and eventually, brand irrelevance.
The global pandemic, which has altered the way people work and interact with each other, has surfaced new experience gaps and changed nearly every expectation we have on businesses. Restaurants will need to reinvent. Live events and user conferences will need to be completely overhauled. Face-to-face meetings, sales calls, and employee all-hands will need to be entirely reworked. Organizations that fail to design and deliver a new set of experiences that address the rapidly evolving preferences of customers and employees will struggle to compete in a post-COVID-19 digital world.
The Qualtrics XM Platform is a mission-critical software system that enables breakthrough design and continuous improvement of customer, employee, product, and brand experiences — the four core experiences of every organization. Qualtrics allows all four experiences to be managed on a single, connected platform:
•CustomerXM –– decrease churn, increase engagement, and expand customer lifetime value, or LTV, by listening to customers across all channels and taking action on their feedback.
•EmployeeXM –– drive retention, increase engagement, and improve productivity by continuously listening to employees and delivering better workplace experiences.
•ProductXM –– design products people love, decrease time to market, and increase share of wallet by uncovering and acting on user needs, desires, and expectations.
•BrandXM –– create a bedrock of loyal followers, acquire new customers, and increase market share by ensuring that your brand resonates at each critical touchpoint and attracts target buyers.
Unfortunately, most “experience” offerings in the market do one thing –– use surveys to collect post-transaction feedback to monitor trends in satisfaction scores. The problem with these measurement tools is that they simply report on data about where and when to apologize, resulting in organizations that focus on reacting to complaints instead of designing better experiences and proactively closing experience gaps.
Measurement is not the ultimate goal.
Qualtrics is dramatically different from companies who simply help organizations measure satisfaction scores. Our platform was built from inception as a system of action –– a system that guides users with specific instructions for improvement and automated actions to close experience gaps. It provides each individual employee in an organization a powerful, easy-to-use interface that creates everyday habits to find and close experience gaps. It has the power to change organizational behavior and create a culture of action.
The Qualtrics XM Platform allows organizations to both (i) design new breakthrough experiences and (ii) continuously improve broken experiences through identifying issues, addressing the root cause, and then overhauling processes before they manifest as lower trending satisfaction scores.
How It Works:
Qualtrics XM is a system of action that allows organizations to manage all four core experiences on a single platform. It gives organizations a powerful set of tools to design and continuously improve customer, employee, product, and brand experiences, and uses a collection of smart features and capabilities that make feedback collection, analysis, and action-taking simple enough for any employee to use.
Listening Engine: Capture sentiment across all channels and touchpoints
Qualtrics provides easy-to-use tools to listen to both solicited and unsolicited customer, employee, product and brand sentiment across any channel. Our listening engine allows organizations to engage with stakeholders at the moment it’s most critical via chat, text, Facebook Messenger, WhatsApp, IoT devices such as Alexa or a smartwatch, or any other preferred channel. Organizations can run real-time topic and sentiment analysis during a phone call, or automatically analyze video-based feedback at scale.
Qualtrics XM is an open platform, allowing companies to collect feedback from third-party systems, including survey vendors, and operational systems like customer relationship management, or CRM, human capital management, or HCM, or enterprise resource planning, or ERP.
XM Directory: Centralize all collected experience data in one place
The Qualtrics XM Directory gives the ability to log, organize, access, manage, and update all experience data for the entire organization — in one place. By centralizing all experience data, organizations can create individual experience profiles that represent the emotions, needs, interests, and expectations of customers and employees — helping organizations provide highly personalized experiences at critical moments in the customer and employee journey.
iQ Smart Analysis: Surface alerts and recommend actions
Our powerful analytics suite, Qualtrics iQ, analyzes each piece of feedback collected using deep statistical analysis and machine learning, then generates recommended actions, ensuring teams focus on the changes that drive the highest return on investment. Using a simple interface, alerts can be configured for the most important actions. These alerts could be a manager alert about a shift in employee morale, a change in a product bundle recommendation, or even a shipping process overhaul.
Experience Workflows (xFlow): Eliminate experience gaps by assigning and routing actions to the people in the best position to drive improvement using workflow automation
The Qualtrics XM Platform can automatically route recommended actions to the people in the best position to close experience gaps or close the loop with customers or employees automatically using experience workflow automation. Employees can log into a role-based account and receive alerts relevant to their role and be given specific actions to drive improvement. The system tracks issues, progress, and next steps to help monitor progress and keep managers informed.
Ecosystem: Robust ecosystem of integrations for automating and connecting entire experience management
With Qualtrics, teams are empowered with the ability to build and save experience workflows that can be shared and scaled across departments, retail locations, or global deployments. Built with a completely open API architecture, our highly configurable platform provides a robust ecosystem of integrations for automating and connecting the entire experience management process––from collecting experience feedback from any third-party channel, to uncovering hidden trends using native or third-party analysis, to driving activities and action using any operational system that employees already use as part of their existing routines. These automated, expert-built solutions are available out of the box, purpose-built for specific industries, departments, and geographies.
As of December 31, 2020, the Qualtrics XM Platform is trusted by more than 13,500 customers of all sizes, including 85% of the Fortune 100. The broad adoption of our platform is facilitated by a multi-pronged go-to-market model comprised of highly productive inside and field sales teams, joint solution selling with SAP, and our growing QPN of over 200 global member companies that are partnering with us on our platform to help drive breakthrough business outcomes for our customers.
The Qualtrics XM Platform
Our XM Platform serves as a business operating system for Experience Management and consists of purpose-built solutions for Customer experience, Employee experience, Product experience, and Brand experience. Leveraging our Listening, Qualtrics iQ, and xFlow engine, our XM Platform provides our customers with the ability to target the right users in the right moments to glean the insights that they need to drive action.
Key benefits of our platform include:
•Ability to Address Experience Holistically. We provide specific solutions across the key areas that have the highest impact on an organization: customers, employees, product, and brand. Our XM Platform analyzes experiences within each of these areas individually and correlates data across areas to provide insight into how they impact each other. Our XM Platform integrates X-data that we collect with siloed O-data that organizations already have, providing everyone in an organization from the C-suite to employees on the front line with a holistic view of experiences across key areas and constituencies.
•Integrated Analytical Capabilities. Our platform is powered by a proprietary analytics engine that organizations of all types use to address some of the most demanding research projects. Our XM Platform leverages the latest in artificial intelligence and natural language processing to allow users to discover correlations between events, develop predictive models without using third-party tools, identify at-risk customers and employees, and suggest actions to course correct and drive impact. These capabilities are incorporated into our XM Platform through Qualtrics iQ, enabling advanced analytical features to make statistical analysis and insights available to everyone. Our analytical capabilities are tightly integrated with our XM Platform helping drive the instructions for improvement and automated actions within our system of action.
•Built for Action. Qualtrics xFlow enables organizations to automate experience workflows to drive action natively or by integrating with systems that an organization already uses. For example, with our analytics-driven Smart Routing, our platform can automatically generate a customer ticket and action to resolution when a negative sentiment is expressed on a social media site. In this way, our XM Platform not only helps to identify issues, but also serves as a system of action by automatically directing feedback and recommended actions to the teams are in the best position to make improvements. Or the system can bypass the need for employees to resolve issues and instead automate service recovery so customer or employee issues do not slip through the cracks. xFlow works across our platform and provides automatic notifications, raises tickets and closes experience gaps immediately.
•Comprehensive Data Collection. Our XM Platform enables organizations to personalize their communication with customers, employees, and partners and interact with these groups through the most effective channels. We enable customers to collect data through both active and passive ingestion from a wide variety of channels, including SMS, e-mail, voice, web, in-app, social, chat and operational systems. Through simple integrations, users can incorporate operational data into XM analysis using native or a variety of other formats. Our comprehensive data collection methods allow customers to understand the sentiment of their end users across every engagement point so they can tailor relevant and personalized actions for any situation.

•Real-time Insight. Our XM Platform is able to extract real-time feedback and provide insights and analysis when and to whom it matters most. This timeliness is necessary to affect outcomes, including reducing churn, increasing sales, preventing employee turnover, increasing engagement, and enhancing brand among others.
•Flexible Configuration to Meet Specific Needs. Our customers have configured our platform to meet diverse needs from preparing PhD dissertations to ensuring successful product launches. Our XM Platform provides all of the tools necessary to enable program design configured to specific needs. Through an intuitive and elegant interface, users can design programs that implement complex logic and advanced workflows. Users can also design, deploy, and alter these programs without help from professional services or IT, leading to faster and more impactful insights. Our XM Platform can deliver these insights through flexible and scalable role-based dashboards to ensure people within an organization can access insight in real time and on any device.
•Democratization of Experience Management Across All Users. We designed our platform so every knowledge worker can make decisions and take actions based on customer and employee input. Users can design a customer and employee feedback program in minutes using simple drag and drop functions with the platform generating easy to consume analysis. This ease of use democratizes the ability for employees throughout an organization to extract business insights from sophisticated research and analysis. This allows every employee in the organization the ability to participate in finding and closing experience gaps for their respective areas of ownership.
•Enterprise Ready. Our XM Platform is scalable and secure. We have built our platform on open-source technologies that are designed to scale horizontally to support large-scale streaming and batch processing. Our customers can depend on our ‘always-on’ infrastructure. As an example of our scalability, up to one million healthcare providers within the Aetna network link customer digital behavior with net promoter score, or NPS, and customer satisfaction, or CSAT, across their 22 million customers. Our XM Platform adheres to the highest standards of security and privacy demanded by the largest organizations in the world. Our XM Platform enables role-based permissioning to ensure that the right people have access to sensitive customer and employee information. We are ISO 27001 certified and enable our customers to be in compliance with General Data Protection Guidelines, or GDPR and SOC2, and we are certified on Health Information Alliance Trust, or HITRUST. We have achieved Federal Risk and Authorization Management Program, or FedRAMP, authorization to deliver services to United States federal government agencies. Additionally, organizations own and retain all their data gathered on our platform.

What Sets Us Apart
Our approach to architecting solutions and how we bring those solutions to our customers has enabled us to strengthen our lead in the experience management category. We have several distinguishing advantages:
•We are the Recognized Leader in Experience Management. We pioneered the experience management category nearly two decades ago and remain a recognized market leader in the category today. We are the leading and largest pure-play XM provider in the market, with broad traction across more than 13,500 customers and 85% of the Fortune 100. Our brand is synonymous with experience management and associated with quality and usability, providing us an advantage with attracting new customers. We are also thought leaders in the market. Through our founding of the XM Institute, we deliver a wide variety of industry-specific content, leadership, training, networking, and research to help experience management leaders develop and excel in their jobs.
•Single Platform. Qualtrics is the only technology offering that allows all four experiences to be managed on a single, connected platform. Organizations power experience management programs across their customer, employee, product, and brand, monitor the health of their entire business through robust analytics and dashboards, and drive action across the entire organization from one common interface.

•XM Directory. The value our XM Platform delivers to our customers compounds with its use. Our customer data management layer, XM Directory, enables organizations to build a 360 degree view of every customer or employee interaction, capturing feedback, interactions, demographics, operational indicators, and other attributes in a single, unified profile. XM Directory helps to intelligently segment these profiles based on behavior or preferences, provide intelligent analytics on customer journeys, prioritize experience improvements based on deep customer insights, and use those insights to deliver personalized and automated customer outreach at the right moment, with the right message, and via the right channels to drive the most optimal outcomes. Across the Qualtrics customer base, organizations are using the XM Directory to manage more than three billion profiles, with many organizations delivering personalized experiences to hundreds of millions of customers via the XM Directory.
•xFlow. Our platform helps organizations build a culture of action through a software layer called xFlow. These experience workflows allow organizations to use a low code / no-code interface to create automated workflows to close experience gaps at scale.
•Easy Adoption and Rapid Time to Value. Our technology is designed to be easy to deploy, configure, use, and scale. By making the complex capabilities of our XM Platform simple to use, we allow customers of all types and sizes to generate value quickly. In addition, the modularity of our platform allows our customers to deploy one or more of our solutions initially and then adopt additional modules as their use cases grow and evolve. As initial deployments generate valuable X-data and the value of that data compounds over time, we see many customers adding additional functionality as the power and influence of experience management insights spread throughout their organizations.
•Powerful and Multi-Pronged Go-to-Market Model. Our powerful go-to-market model enables us to land both small and large customers initially and expand those relationships significantly over time. The broad adoption of our platform is facilitated by a multi-pronged go-to-market model comprising highly productive field and inside-sales teams, a joint development and solution selling partnership with SAP, and our robust and growing QPN. QPN has over 200 global member companies partnering with us on our XM Platform to help drive breakthrough business outcomes for joint customers. The Qualtrics Developer Platform, or QDP, a core element of QPN, provides deep technical capabilities that enable companies to build robust XM extensions and deliver automated workflows to drive action. For the year ended December 31, 2020, over 60% of our customers used XM Extensions to connect Qualtrics with other business systems and workflows.
Our Growth Strategies
Key elements of our growth strategies include:
•Drive New Customer Sales. We believe that our market opportunity remains largely underpenetrated. We will continue to invest aggressively in our direct and indirect sales and marketing capabilities to continue to acquire new customers, including continued growth in the number of enterprise customers. We plan to continue to acquire new customers with our powerful multi-pronged go-to-market model.
•Expand Within Existing Customers. Our customer base of more than 13,500 organizations as of December 31, 2020 represents a significant growth opportunity for us. There is opportunity to expand both the number of users and use cases within an organization. As users start to focus more deeply on specific experiences, they often look to add integrated solutions, Customer Experience, Employee Experience, Product Experience, and Brand Experience. We offer a flexible pricing model that helps further expand our presence within organizations as they increase volume of responses, add solutions and integrations, grow users and employees and increase features and workflows within each solution. Our goal is to increase the number of customers that standardize on our XM Platform within their organization, increasing the number of our organization-wide deployments and creating opportunity for expanded use cases.
•Expand Our Global Presence. A key focus of our company is to continue to penetrate unaddressed global markets. Constituents can provide feedback in 74 languages, and our core admin user interface supports 14 languages. To penetrate markets outside North America, we have developed a hub-and-spoke sales model comprised of centralized inside-sales teams surrounded by regional direct sales groups. Our first two hubs outside North America were in Dublin, Ireland and Sydney, Australia. We have opened sales offices in additional countries, including France, Germany, India, Japan, the Netherlands, Sweden, Spain, Singapore, and the United Kingdom. To address data sovereignty concerns amongst our international customers, we have built data centers in Canada, Germany, and Australia. We believe that this investment should further increase our international expansion opportunities. For the year ended December 31, 2020, 28% of our revenue came from markets outside the United States, and we believe that there is significant opportunity for continued growth in the global markets.
•Continue to Innovate and Enhance Our XM Platform. As we add to our customer base, we use our technology to draw insights and ensure that we are best serving our customers’ needs. These insights lead to innovative features, such as XM Solutions for creating faster time-to-value, XM Benchmarks to derive deeper insights, XM Automated Actions to quickly close identified experience gaps, and improvements in our iQ product features to drive intelligent action taking. These innovations lead to a greater value proposition for our customers and increased adoption of our XM Platform by both new and existing customers. In 2015, we built out our Seattle office to function as an engineering center focusing on product innovation and development, including our artificial intelligence and machine learning capabilities. Since then, the office has grown to over 650 employees and in 2019 we announced further expansion of our Seattle office with Qualtrics Tower. In 2018, we launched our Krakow, Poland office as our European engineering center, focused on core research and development, or R&D, investments in our EmployeeXM and CustomerXM products. That office has now grown to over 100 employees. Both of these growing locations support our goal of continuously enhancing our XM Platform and providing the best technology for our customers.
•Grow Revenue from Key Industry Verticals. While our XM Platform is industry-agnostic, we have made a number of industry-specific investments that will accelerate our adoption within certain verticals, including government, education, healthcare, technology, and financial services. We have developed Certified XM Solutions, leveraging partners’ expertise, and embedding industry-specific content into our products. Our Certified XM Solutions are packaged projects and programs with expert content, workflow, and automation. In every key vertical, we have reference customers that we believe validate the adoption of our XM Platform.
•Further Develop Our Partner Network. We have developed a network of leading content and consulting partners, delivery partners, and technology partners who enrich our offerings, scale our coverage, and help us reach a broader audience than we would be able to reach on our own. Our partner channel extends our sales reach, enhances our products, and provides implementation leverage both domestically and internationally. Since the launch of QPN in 2018, we have entered into many impactful partnerships with over 200 global member companies, including Accenture, Ernst & Young, Deloitte, IBM, J.D. Power, and Kantar. During 2019, we launched the QDP as a core element of QPN. We will continue to partner with other leading organizations to broaden our reach and maintain our strong net retention rates.
•Jointly Develop, Market and Sell our Solutions with SAP. As part of SAP, we have been able to utilize our partnership to grow and enhance our business. We will continue to jointly develop, market, and sell our solutions with SAP. SAP has a global footprint in over 180 countries, which has allowed us to reach new geographies and expand our international presence faster. Our go-to-market motion has greater enterprise reach through SAP’s global customer base, allowing Qualtrics to be sold alongside SAP applications through our solution selling partnership.
Our Platform, Solutions, and Technology
Our XM Platform was built to provide flexible, scalable solutions for our clients. We use a secure, modern data processing architecture to ensure the specific needs of our clients are met across their organizations. Clients can deploy experience management modules or choose to access the entire XM Platform and add on specific solutions as their needs evolve. We offer over 100 out-of-the-box integrations, with leading enterprise vendors such as SAP, Microsoft, and Salesforce, as well as custom integrations for our clients. Our architecture is designed to scale horizontally and cost-effectively by combining the Platform-as-a-Service offerings and modern open-source technology stacks running within our co-location data centers.
We offer a range of experience management solutions, including Integrated Solutions for experience design, customer experience, employee experience, product experience, and brand experience––all built on the Qualtrics XM platform, a collection of powerful capabilities, tools, and building blocks.
Integrated Solutions
CustomerXM
Our CustomerXM solution is a system of action that enables organizations to gain a true understanding across all forces that impact the customer experience and surfaces these insights in real-time to drive improvements in both micro-level issues (e.g., specific customer remediation situations) and in macro-level issues (e.g., systemic problems with customer care experiences or broken digital journeys). With Qualtrics, organizations can capture, analyze and then act on customer sentiment across all channels and touchpoints along the customer lifecycle. It provides customer-focused analytics, native to the XM Platform, automated action and workflow capabilities, and no-code/low-code integrations that help organizations take effective, data-driven actions that lead to higher new customer acquisition, reduced customer churn, increased share of wallet, and lower costs to acquire and serve customers.
At the core of our CustomerXM solution is our customer-centric data management system, which consolidates all experience data across all touchpoints, along with relevant operational data, into a single system of record. This enables personalized experiences at scale, deep journey and segment intelligence, and predictions about future behavior. Our listening engine enables omni-channel engagement and data collection across in-app, SMS, interactive voice response, or IVR, chat and call center platforms, messaging apps, social media and review sites, video, voice, email and more. Qualtrics iQ, native to the XM Platform, analyzes this data in real time, surfacing recommended actions tailored by role and department. With low/no-code automated actions and workflows, as well as our open developer platform, organizations can quickly take action and deeply embed CustomerXM within existing operational workflow systems. This drives high adoption and action taking across the entire organization, which ultimately leads to meaningful change and business outcomes.
EmployeeXM
Our EmployeeXM solution provides a holistic view of an employee’s experience to help companies reduce unwanted attrition, improve employee engagement, develop and retain top performers, improve customer experience, drive productivity, and build strong teams and cultures. It allows organizations to draw insights from their employees and continuously improve every facet of the employee experience during the employment lifecycle— from recruitment onwards.
We have architected our EmployeeXM solution to meet the exacting requirements of human resource managers. It features workflows that enable employees to seek the right feedback from across the organization, robust administrator rights that enable higher anonymity thresholds, interactive data visualization that conveys the right information to each user, and expert designed, guided action planning surfacing the areas where potential improvements would drive the highest impact. The solution also integrates with a number of HCM and Learning Management System, or LMS, vendors.
ProductXM
Our ProductXM solution helps organizations more successfully build and maintain products and services that their customers love by understanding demand and experience signals across all phases of the product life cycle. This solution identifies actionable insights from identifying a target market, uncovering unmet needs to concept development and initial product marketing. Organizations can quickly determine the top drivers of product satisfaction and loyalty and incorporate experience insights into key product decisions, assisting in product feature prioritization, increasing product decision velocity, and building a customer and data-driven product roadmap.

Our ProductXM solution packages our omni-channel listening capabilities, insights from structured and unstructured data, and automated workflows and actions in a turnkey, guided, easy to use user interface that enables anyone without a degree in statistics to make smart data-driven product decisions. It seamlessly supports contextual operational data such as cost of production, margins or click stream behavioral data to augment human factor data, which enables product teams to identify actionable insights such as key drivers of retention, engagement, or profit maximizing scenarios. With our ProductXM capabilities, product teams can continuously tune their products and services through every phase of the product life cycle.
BrandXM
Our BrandXM solution provides a complete view of all brand experience drivers across the brand funnel from awareness to purchase and post-purchase experience to increase new customer acquisitions, repeat purchases, and share of wallet. This solution delivers automated, real-time analysis to help organizations understand how to improve brand perception and experiences relative to competitors at a specific market and segment level. Marketing teams can quickly optimize brand advertising and communication strategies, as well as work across the organization to improve the experiences that matter most.
Our BrandXM solution provides real-time, role-based insights that help organizations take the right actions to improve brand perception. It includes workflows that integrate with marketing platforms and other operational systems that enable organizations to improve how a brand is experienced by customers and potential customers alike.
DesignXM
Our DesignXM solution helps organizations uncover the products, services, brands, and cultures that customers and employees want next. Our software helps teams connect with people in authentic ways to create new experiences that shift markets, define brands, establish cultures, and attract new customers.
These tools are used by market research professionals, marketing teams, product teams, HR teams, academics, insights professionals, data analysts, and developers to do advanced market, customer, and employee research. These customers use DesignXM to adopt a self-service approach to conducting a wide variety of research projects that formerly required hiring expensive outsourced consultants.
Our DesignXM solution can be purchased as software only or can be packaged with expert research services delivered in house, or via our ecosystem partners.
Qualtrics Developer Platform
The Qualtrics Developer Platform, or QDP, enables customers to seamlessly integrate Qualtrics with their existing applications and workflows and extend the functionality of the XM Platform. QDP includes a robust set of developer tools — including Software Developer Kits, or SDKs, APIs, and workflow configuration tools — for our customers or third-party developers to build data connectors, widgets, plug-ins, visualizations, workflows, and automations. Leveraging the QDP, customers can connect Qualtrics with third-party software systems to automate key business processes, enhance their XM program by bringing experience data from other listening posts into Qualtrics, and extend the XM Platform to address their specific business requirements.
Through the QDP, we provide over 100 out-of-the-box integrations, or XM Extensions, across 30 complementary technology categories with leading enterprise solutions like SAP, Adobe, Atlassian, Microsoft, Salesforce, ServiceNow, Slack, and Zendesk, and applications in adjacent software categories such as digital experience, social analytics, user research, help desk and support, and contact center management. The aforementioned XM Extensions, along with select partner solutions, can be marketed and sold on the XM Marketplace, our enterprise cloud marketplace, or sold directly by our innovation partners. For the year ended December 31, 2020, over 60% of our customers used XM Extensions to connect Qualtrics with other business systems and workflows.

Modern Data Processing Architecture
Over 100 million distinct responses are generated each month on our XM Platform. Each piece of X-data represents a distinct data stream, which are combined with related streams generated from social media, enterprise, and third-party integrations via API. Our XM Platform continually aggregates these data streams to provide up-to-the-minute analytics, as well as near real-time analysis across billions of historical data points collected. Our architecture is designed to scale horizontally and cost effectively by combining the Platform-as-a-Service offerings and modern open-source technology stacks running within our co-location data centers.
Information Security as a Key Business Enabler
We have achieved multiple information security certifications, including the globally recognized ISO 27001 standard in addition to FedRAMP certification to authorize the use of our XM Platform for U.S. Federal Government agencies. These certifications require ongoing independent validation of our compliance frameworks to provide our customers with confidence in choosing our XM Platform. Our premium Data Isolation feature protects customer response data with a customer specific encryption key. Qualtrics is Privacy Shield certified and provides our customers with self-service tools to help comply with privacy frameworks such as GDPR.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new technologies, features, and functionality. Our research and development organization is responsible for the design, architecture, testing, and quality of our XM Platform. We focus our efforts on developing our core technologies and further enhancing their usability, functionality, reliability, performance, and flexibility. We prioritize research and development and attempt to foster creativity and autonomy in our engineering teams. Research and development expenses were $212.8 million, $242.1 million, and $65.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Customers
As of December 31, 2020, we had more than 13,500 customers using our XM Platform in more than 120 countries. We have key reference customers in many industry verticals that we believe validate our solutions in the market, and our customers range from small and medium-sized organizations to Fortune 100 companies.
Our Go-To-Market Strategy
Our XM Platform is used by more than 13,500 customers of all sizes globally across a broad range of industries, including 85% of the Fortune 100 as of December 31, 2020. No one industry comprises more than 15% of our revenues, with banking, professional & business services, technology, education, and healthcare making up the top five. Our XM Platform has been adopted by many of the world’s largest organizations that view us as a strategic partner in their digital transformation initiatives.
This broad adoption of our XM Platform is facilitated by a multi-pronged go-to-market model comprised of highly productive inside and field sales teams, a joint development and solution selling partnership with SAP, and our robust and growing QPN. We primarily generate sales through our direct sales team, which includes both inside and field sales personnel. All sales personnel focus on attracting new customers as well as expanding usage within our existing customer base. Our sales team is supported by technical sales professionals and subject-matter experts who facilitate the sales process through developing and presenting demonstrations of our XM Platform after assessing requirements, addressing security and technical questions, and matching customer needs with the appropriate Qualtrics solutions. We also have a team of solution experts who help advise on best practices and methodologies, assist with program design, and provide assistance as required through customer launch to accelerate time to value. Our customer success team complements our sales team by consulting with our customers and helping drive adoption, subscription renewal, expansion to additional use cases, and customer value.
Our marketing efforts are focused on generating awareness of our XM Platform, creating sales leads, establishing and promoting our brand, and cultivating a community of loyal customers and users. We utilize both online and offline marketing initiatives, including user conferences (such as our annual X4 Summit), online advertising, webinars, blogs, corporate communications, white papers, and case studies.
We also work with partners through QPN, which has over 200 global member companies delivering breakthrough business outcomes for our customers.
QPN consists of the following:
•Strategic Partners offer a full suite of capabilities to accelerate XM within customers’ organizations, including implementation, consulting, and XM program and solution design. Strategic partners include Accenture, Bain, Capgemini, Deloitte, EY, and others.
•Innovation Partners bring XM into customers’ existing IT ecosystems and augment the capabilities of our XM Platform. Leveraging the QDP, customers can connect Qualtrics to third-party software systems to automate key business processes, enhance their XM programs by bringing experience data from other listening posts into Qualtrics, and extend our XM Platform to address their specific business requirements. Innovation partners include enterprise software leaders such as Adobe, Salesforce, ServiceNow, and independent software vendors in adjacent software categories (e.g., digital experience, social listening & analytics, user research).
•Advisory Partners are trusted XM scientists and consultants trained on our XM Platform. They work with customers to design plans and roadmaps for starting their experience management journeys. Advisory partners include Ipsos, JD Power, Kantar TNS, and many more.
•Alliance Partners help customers understand how XM can benefit their organization by evaluating their current business needs and desired outcomes. Alliance partners include Walker, Korn Ferry, commonFont, and others.
•Delivery Partners are trained and certified to implement the Qualtrics XM Platform. Enterprise organizations work with these accredited partners to scope and implement XM programs and to provide ongoing platform customizations. Delivery partners include Acumen Solutions, Ugam (a Merkle company), Workforce Science Associates, and many others.
We will continue to jointly develop, market, and sell our solutions with SAP. Examples include the use of our XM Platform within SAP SuccessFactors to gauge employee sentiment at various stages of the employee lifecycle and create workflows to resolve experience gaps that might lead to dissatisfaction and employee attrition, within SAP’s e-commerce applications to listen and act upon customer sentiment to drive higher conversion rates as consumer buying behavior moves online, and within procurement applications to enable buyers and suppliers to better understand and collaborate with each other. In addition, we have a robust roadmap of potential areas of collaboration across SAP’s product portfolio. As an independent subsidiary of SAP, we will aim to replicate those collaborations with a broader ecosystem of partners.
Professional Services
Our professional services team helps customers design and execute their market intelligence projects, through our DesignXM offering, and provides our customers with implementation, training, and similar services to help them realize the full benefits of our XM Platform. Our training programs include a mix of virtual and in-person offerings with different options focused either on helping onboard teams of users quickly or helping individuals achieve certification level subject matter expertise. Our team works closely with our partners and enables them to deploy our solutions. By working with these partners, we both augment our pipeline and our ability to scale globally by size and complexity of deployment.

Competition
Experience management is a new and rapidly developing software category. Certain features of our XM Platform compete in certain segments of the overall experience management market. Our main competitors fall into the following categories:
•Providers of software for specific use cases, such as Medallia for customer experience;
•Traditional professional and marketing research services firms, such as Aon Hewitt and Towers Watson; and
•Individual-focused and self-service survey tools, such as SurveyMonkey.
We believe that the principal competitive factors in our markets include the following:
•Product features, quality, functionality, and design;
•Ease of deployment and use;
•Market vision and pace of product innovation;
•Security and privacy;
•Overall platform experience;
•Third-party integrations;
•Pricing and total cost of ownership;
•Brand awareness and reputation;
•Accessibility across several devices, operating systems, and applications;
•Strength of sales and marketing efforts; and
•Customer support.
Some of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases and significantly greater resources for the development of their offerings. Moreover, because our market is new and rapidly developing, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid technology and content development cycles or lower marketing costs, could introduce new products and services that disrupt our market and better address the needs of our customers and potential customers. See “Risk Factors—Risks Related to Our Business and Industry—The experience management software category is relatively new and rapidly changing, and if we do not compete effectively, our business, results of operations, and financial condition could be harmed” for additional information.
Intellectual Property
We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual provisions, to protect our proprietary technology. We also rely on a number of international and domestic registered, pending, and common law trademarks to protect our brand.
In addition, we seek to protect our intellectual property rights by requiring our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses, and other contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we intend to continue to expand our international operations, and effective patent, copyright, trademark, trade secret, and other intellectual property protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, many companies in the communications and technology industries own large numbers of patents, copyrights, and trademarks and may threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We may face in the future allegations that we have infringed the intellectual property rights of third parties. See “Risk Factors—Risks Related to Our Business and Industry—We may be sued by third parties for alleged infringement or misappropriation of their proprietary rights” for additional information.
Our Employees and Human Capital
As of December 31, 2020, we had 3,455 full-time employees. We also engage contractors and consultants from time to time. We have not experienced any work stoppages, and we believe that our employee relations are good.
At Qualtrics, we live by our TACOS culture, which defines Qualtrics and our employees. TACOS stands for Transparency, All-in, Customer-Obsessed, One-Team, and Scrappy. Our TACOS culture impacts who we hire, how we retain and promote employees, and how we engage with each other and our customers.
We recognize that a person is not simply his or her job, hobbies, or personal life but a mix of all of those pieces. It is this mix—and this ability to bring one’s entire self to work—that cements the foundation of our culture. Diversity, Equity, and Inclusion, or DEI, is a cornerstone of our company culture. While our TACOS culture is integral to our history, Qualtrics does not thrive without the Q-mmunity, which includes a mix of employee resource groups, or Q Groups, that serve to advance the careers, goals, and well-being of the many different communities that make up our employee base. The Q Groups include:
•MosaiQ: Recruits and engages communities of color, as well as amplifies underrepresented voices;
•QPride: Focuses on making Qualtrics a welcoming place to work for members of the LGBTQ+ community;
•QSalute: Concentrates on recruiting military talent;
•Women’s Leadership Development: Aims to empower all women at Qualtrics; and
•Q&Able: Seeks to recruit, develop, and promote people of diverse abilities.
The Q-mmunity strengthens our TACOS culture and underscores our commitment to each other and our customers.
Seasonality
We generally experience seasonality in billings with our customers, and we typically record a higher percentage of billings in our fourth quarter, as we have historically executed many of our contracts in the third and fourth quarters due to the fiscal year ends and procurement cycles of our customers.
Corporate Information
We were formed in 2002 as Qualtrics Labs, Inc. In 2012, Qualtrics, LLC, a Delaware limited liability company, was established as a new parent company for our operating business. In September 2014, we incorporated Qualtrics International Inc. in Delaware. Through a corporate restructuring in September 2014, Qualtrics, LLC became a wholly owned subsidiary of Qualtrics International Inc. In January 2019, we were acquired by SAP America, Inc., a wholly owned subsidiary of SAP SE (“SAP”), a multinational corporation that is headquartered in Walldorf, Germany. In January 2021, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “XM.” Following the IPO, SAP continues to be our controlling shareholder.

Our principal executive offices are located at 333 West River Park Drive, Provo, Utah 84604, and our telephone number is 385-203-4999. Our website address is www.qualtrics.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, amendments to those reports and our Proxy Statement for our annual meeting of stockholders. These filings are available for download free of charge on our investor relations website located at www.qualtrics.com/investors. The SEC also maintains a website that contains reports, proxy statements, and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines, code of business conduct, code of ethics and committee charters, is also available on our investor relations website under the heading “Governance.” The contents of the websites provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.
“Qualtrics” and our other registered or common law trade names, trademarks, or service marks are our property. Other trademarks and trade names are the property of their respective owners.

Item 1a. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Factor Summary
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. You should read this summary together with the more detailed risk factors contained below.
•Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.
•We may not be able to sustain our revenue growth rate or achieve or maintain profitability in the future.
•If we fail to effectively manage our growth, our business and results of operations could be harmed.
•The experience management software category is relatively new and rapidly changing, and if we do not compete effectively, our business, results of operations, and financial condition could be harmed.
•The impact of the COVID-19 pandemic has adversely affected and could continue to adversely affect our business, financial condition, and results of operations.
•If we are unable to retain customers at existing levels or sell additional functionality to our existing customers, our revenue growth will be adversely affected.
•If the experience management software category does not develop further, develops more slowly, or develops in a way that we do not expect, our business may be adversely affected.
•If we are not able to develop new solutions and enhancements to our existing solutions that achieve market acceptance and that keep pace with technological developments, or if we are not able to deliver these new or enhanced solutions so that they can be easily and consistently deployed by our customers, our business and results of operations would be harmed.
•If our security measures are breached or unauthorized access to data is otherwise obtained, our XM Platform may be perceived as insecure, we may lose existing customers or fail to attract new customers, our reputation may be harmed, and we may incur significant liabilities.
•Our business could be harmed by any significant disruption of service on our XM Platform or loss of content.
•If we fail to offer high quality customer support, our business and reputation could suffer.
•We invest significantly in research and development, and to the extent our research and development investments do not translate into new solutions or material enhancements to our current solutions, or if we do not use those investments efficiently, our business and results of operations would be harmed.
•Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our number of customers will be impaired and our business, results of operations, and financial condition will be harmed.

•Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our XM Platform.
•We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.
•If we are unable to develop and maintain successful relationships with certain partners, our business, results of operations, and financial condition could be harmed.
•Our sales cycle with enterprise, government, and international customers can be long and unpredictable.
•As long as SAP controls us, the ability of holders of Class A common stock to influence matters requiring stockholder approval will be limited.
•Our historical financial information as a business segment of SAP may not be representative of our results as an independent public company.
•SAP’s ability to control our board of directors and company may make it difficult for us to recruit high-quality independent directors and employees.
•We are a “controlled company” within the meaning of the corporate governance rules of Nasdaq and, as a result, rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
Risks Related to Our Business and Industry
Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.
We have been growing rapidly over the last several years, and as a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in new and rapidly changing markets. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow, and our business would suffer.
We may not be able to sustain our revenue growth rate or achieve or maintain profitability in the future.
In future periods, our revenue could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for our XM Platform, increase in competition, limited ability to, or our decision not to, increase pricing, contraction of the experience management software category, or our failure to capitalize on growth opportunities. In addition, our revenue from subscription and professional services and other may grow at different rates than in recent periods or decline for a number of reasons, including those described above. Our results of operations for 2020 included a significant expense increase related to the recognition of cash settled stock-based compensation as a result of the SAP Acquisition. Excluding the impact of cash settled stock-based compensation, we expect expenses to increase in the near term, particularly as we continue to make significant investments in research and development and technology infrastructure, expand our operations globally and develop new solutions and features for, and enhancements of, our XM Platform. In addition, in connection with operating as an independent public company, we will incur additional legal, accounting, and other expenses that we did not incur as a wholly owned subsidiary of SAP. In addition, the added expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates or achieve or maintain profitability in the future.

If we fail to effectively manage our growth, our business and results of operations could be harmed.
We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. In addition, we operate globally, sell subscriptions to more than 13,500 customers in more than 100 countries, and have employees in the United States, Australia, Canada, France, Germany, Ireland, Japan, the Netherlands, Poland, Singapore, Spain, Sweden, and the United Kingdom as well as SAP employees we work with in numerous other countries. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Additionally, we continue to increase the breadth and scope of our XM Platform and our operations and continue to develop our partner network. Even with the support of SAP, in order to successfully manage our future growth we will need to continue to improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner and deepen our industry experience in key verticals. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal controls as well as our reporting systems and procedures. We intend to continue to invest to expand our business, including investing in technology, sales and marketing operations, developing new solutions and features for our existing solutions, hiring additional personnel, and upgrading our infrastructure. These investments will require significant capital expenditures and the allocation of management resources, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.
The experience management software category is relatively new and rapidly changing, and if we do not compete effectively, our business, results of operations, and financial condition could be harmed.
The experience management software category is relatively new and rapidly changing and has relatively low barriers to entry compared to some categories. While we do not believe that any of our competitors currently offer a full suite of experience management solutions that competes with our entire XM Platform, we do have numerous competitors who offer products and services that compete with certain features of our XM Platform. Our main competitors fall into the following categories:
•Providers of software for specific use cases, such as Medallia for customer experience;
•Traditional professional and marketing research services firms, such as Aon Hewitt and Towers Watson; and
•Individual-focused and self-service survey tools, such as SurveyMonkey.
While we have reasons to believe we compete favorably against these competitors, some of our existing competitors and potential future competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets, established marketing relationships, access to larger customer bases, and significantly greater resources for the development of their offerings. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements.
With the introduction of new technologies, the evolution of our solutions, and new market entrants, we expect competition to intensify in the future. We also anticipate that potential competition may come in the future from incumbent software providers. For example, as we expand our focus into new use cases or other solutions beyond our existing solutions, we expect competition to increase. Pricing pressures from competitors undercutting our prices, and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations, and financial condition. Furthermore, our actual and potential competitors may establish cooperative relationships among themselves or with third parties, or consolidate through acquisitions or be sold to our competitors with greater resources than we have, that may further enhance their resources and offerings in the market we address and may increase the likelihood of our competitors offering bundled or integrated products with which we cannot compete effectively. Additionally, some current and potential customers and partners, particularly large organizations, have elected, and may in the future elect, to develop or acquire their own internal experience management software tools that would reduce or eliminate the demand for our solutions. For all of these reasons and others we do not or cannot anticipate today, we may not be able to compete successfully against our current and future competitors, which could harm our business, results of operations, and financial condition.
The impact of the COVID-19 pandemic has adversely affected and could continue to adversely affect our business, financial condition, and results of operations.
The COVID-19 pandemic is widespread across the United States and around the globe, creating significant uncertainty and economic disruption as businesses and federal, state, and local governments have taken broad actions to mitigate this public health crisis. In response, we have implemented, among other measures, a COVID-19 task force, a temporary work from home policy across all offices globally, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees, all of which have the potential to result in a significant disruption to how we operate our business. We may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and suppliers.
As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, the value and duration of subscriptions, collections of accounts receivable, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. Our customers, suppliers, and partners have similarly been impacted. Certain customers have and may continue to fail to renew subscriptions, request to renegotiate current contracts or payment terms, reduce their usage, and/or fail to expand their usage of our XM Platform within their organizations.
Given the uncertainty, we do not yet know the full extent of potential impacts on our business or operations and cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. Although we believe our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct or indirect impact on our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain. The potential impacts of COVID-19 could also have the effect of heightening other risks described in this “Risk Factor” section.
If we are unable to retain customers at existing levels or sell additional functionality to our existing customers, our revenue growth will be adversely affected.
To increase our revenue, we must retain existing customers, convince them to expand their use of our solutions across their organizations and for a variety of use cases, and expand their subscriptions on terms favorable to us. If we are not able to renew our agreements with existing customers or attract new business from existing customers on favorable terms, this could have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly on the value of our common stock. The rate at which our customers purchase new or enhanced solutions from us, as well as the expansion of use of our solutions across organizations, depend on a number of factors, including general economic conditions, customer specific conditions, competitive pricing, integration with existing technologies, and satisfaction and market acceptance of our XM Platform generally. If our efforts to sell additional functionality and solutions to our customers are not successful, our business and growth prospects may suffer. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period, and a majority of our subscription contracts were one year in duration for the year ended December 31, 2020.

If the experience management software category does not develop further, develops more slowly, or develops in a way that we do not expect, our business may be adversely affected.
We generate, and expect to continue to generate, revenue from the sale of subscriptions to our XM Platform. As a result, widespread acceptance and use of experience management solutions in general, and our XM Platform in particular, is critical to our future growth and success. If the experience management software category fails to grow or grows more slowly than we currently anticipate, demand for our XM Platform could be negatively affected.
Changes in user preferences for experience management may have a disproportionately greater impact on us than if we offered multiple platforms or a variety of products. Demand for experience management solutions in general, and our XM Platform in particular, is affected by a number of factors, many of which are beyond our control. Some of these factors include:
•awareness of the experience management category generally;
•availability of products and solutions that compete with ours;
•ease of adoption and use;
•features, performance and overall platform experience;
•brand;
•security and privacy;
•accessibility across several devices, operating systems, and applications;
•customer support;
•continued innovation; and
•pricing.
The experience management software category is subject to rapidly changing user demand and trends in preferences. If we fail to successfully predict and address these changes and trends, meet user demands, or achieve more widespread market acceptance of our XM Platform, our business, results of operations, and financial condition could be harmed.
If we are not able to develop new solutions and enhancements to our existing solutions that achieve market acceptance and that keep pace with technological developments, or if we are not able to deliver these new or enhanced solutions so that they can be easily and consistently deployed by our customers, our business and results of operations would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing solutions and to introduce compelling new solutions. The success of any enhancement to our solutions depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with other technologies and our XM Platform, and overall market acceptance. Any new solution that we develop may not be introduced in a timely or cost-effective manner, may contain errors, vulnerabilities or bugs, or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully develop new solutions, enhance our existing solutions to meet customer requirements, or otherwise gain market acceptance, our reputation, business, results of operations, and financial condition would be harmed.
Our ability to attract new customers and increase revenue from existing customers also depends on our ability to deliver enhancements and new solutions to our customers in a format where they can be easily and consistently deployed by most or all users without significant customer support. If our customers believe that deploying our enhancements and new solutions would be overly time-consuming, confusing, or technically challenging, then our ability to grow our business would be substantially harmed. We need to deliver a repeatable, user-friendly, prescriptive approach to deployment that allows users of all kinds to effectively and easily deploy our solutions, and if we fail to do so, our business and results of operations would be harmed.
Our success also depends on our ability to identify important and emerging use cases for our customers and quickly develop new and effective solutions to address those use cases. For example, prior to 2017, we did not offer a solution specifically tailored for either Product Experience or Brand Experience. We developed solutions for these specific use cases because we were able to identify that many of our customers were using our existing tools for those purposes. If we are unable to identify similar emerging use cases or applications of our XM Platform in a timely manner and innovate in a way that allows us to address these emerging use cases or applications, and also present them to our customers in a compelling package that differentiates those solutions from our existing capabilities, then we may lose customers to more innovative competitors or alternative solutions, and we will experience difficulties in attracting new customers and expanding revenue from existing customers.
If our security measures are breached or unauthorized access to data is otherwise obtained, our XM Platform may be perceived as insecure, we may lose existing customers or fail to attract new customers, our reputation may be harmed, and we may incur significant liabilities.
Unauthorized access to, or other security breaches of, our XM Platform or the other systems or networks used in our business, including our own systems as well as those of our vendors, contractors, partners or those with which we have strategic relationships, could result in the unauthorized disclosure, loss, compromise, exfiltration, destruction or corruption of customer or other personal data, including sensitive data, loss of business, reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, class action or other litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, notification obligations, significant costs for remediation, and other liabilities. We have errors and omissions insurance coverage for certain security and privacy damages and claim expenses, but this coverage may be insufficient to compensate us for the type or quantity of liabilities that we may incur.
Our XM Platform and the other systems or networks used in our business are also at risk for breaches as a result of third-party action, or employee, contractor, vendor, partner or customer error or malfeasance. Security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss or destruction of or unauthorized disclosure of information, regulatory enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation or customer satisfaction, impair our sales, and harm our business. Cyberattacks and other malicious activity continue to increase in frequency and complexity, and cloud-based platform providers of services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, phishing, social engineering, denial-of-service attacks and human error, sophisticated criminal, nation-state and nation-state supported actors now regularly engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to implement security designed to protect against such threats, it is impossible for us to entirely protect against or mitigate these risks. If our security measures are compromised, for example, as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation or customer satisfaction could be damaged, our business, including our delivery of services, may be harmed, and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems, in part because they are continuously evolving and changing, and may not be known or detected until after an incident has occurred. Concerns regarding data privacy and security may cause some of our customers to stop using our solutions and fail to renew their subscriptions. This discontinuance in use or failure to renew could substantially harm our business, operating results, and growth prospects. Further, as we rely on third-party and public-cloud infrastructure, we will depend in part on third parties’ security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. Failures to meet customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers, and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, legal and advisor fees, and legal claims; lost revenue due to network downtime and decrease in customer trust; increases in insurance premiums and coverage; and damage to our reputation.

Our business could be harmed by any significant disruption of service on our XM Platform or loss of content.
Our brand, reputation, and ability to attract, retain, and serve our customers are dependent upon the reliable performance of our XM Platform, including our underlying technical infrastructure. Our technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our XM Platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not use our XM Platform as often in the future, or at all.
As our user base and the amount and types of information stored and shared on our XM Platform continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. Further, as we continue to grow and scale our business to meet the needs of our users, we may overestimate or underestimate our infrastructure capacity requirements, which could adversely affect our results of operations. We regularly evaluate our short- and long-term infrastructure capacity requirements to ensure adequate capacity for new and existing users while minimizing unnecessary excess capacity costs. If we overestimate the demand for our XM Platform and therefore secure excess infrastructure capacity, our operating margins could be reduced. If we underestimate our infrastructure capacity requirements, we may not be able to service the expanding needs of new and existing users, and our hosting facilities, network, or systems may fail. In some cases, our contracts with our customers stipulate a minimum uptime availability of our XM Platform, and to the extent we do not meet these obligations, we may be subject to penalties, refunds or other contractual claims from our customers. If any of these events occur, our reputation, business, and financial condition would be harmed.
As a subsidiary of SAP, we have relied on administrative and other resources of SAP to operate our business. We have entered into various service agreements with SAP to retain the ability for specified periods to use these SAP resources. These services may also not be sufficient to meet our needs, and after these arrangements with SAP expire, we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with SAP. We will need to create our own administrative and other support systems or contract with third parties to replace SAP’s systems. In addition, we have received informal support from SAP which may not be adequately addressed in the agreements entered into with SAP and the level of this informal support may diminish over time as we become a more independent company. Any failure or significant downtime in our own administrative systems or in SAP’s administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.
If we fail to offer high quality customer support, our business and reputation could suffer.
Our customers rely on our customer support teams to resolve technical and operational issues if and when they arise. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for customer support. We also may be unable to modify the nature, scope, and delivery of our customer support to compete with changes in customer support services provided by our competitors or to adapt to product and industry developments. Increased customer demand for customer support, without corresponding revenue, could increase costs and harm our results of operations. In addition, as we continue to grow our operations and reach a large global customer base, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale. The number of our customers has grown significantly, and that growth has and will continue to put additional pressure on our support organization. As our business scales, we may need to engage third-party customer support service providers, which could negatively impact the quality of our customer support if such third parties are unable to provide customer support that is as effective as that we provide ourselves. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Accordingly, high quality customer support is important for the renewal and expansion of our agreements with existing customers and any failure to maintain such standards of customer support, or a market perception that we do not maintain high quality customer support, could harm our reputation, our ability to sell product to existing and prospective customers, and our business, results of operations, and financial condition.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new solutions or material enhancements to our current solutions, or if we do not use those investments efficiently, our business and results of operations would be harmed.
A key element of our strategy is to invest significantly in our research and development efforts to develop new solutions and rapidly introduce new technologies, features and functionality of our existing solutions. For the years ended December 31, 2020, 2019, and 2018, our research and development expenses were 28%, 41%, and 16% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solution or solutions. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, it would harm our business and results of operations.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our number of customers will be impaired and our business, results of operations, and financial condition will be harmed.
We believe that our brand identity and awareness have significantly contributed to our success and have helped fuel our efficient go-to-market model. We also believe that maintaining and enhancing our Qualtrics brand and our other brands, as well as our reputation generally, is critical to expanding our number of customers. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. The perception of our brand by our customers, prospective customers, and partners has likely evolved as a result of our acquisition by SAP and will likely continue to evolve, including in ways that may be unforeseeable or unfavorable to us. Any unfavorable publicity or consumer perception of our XM Platform, or even a competitor’s platform in the experience management software category generally, could adversely affect our reputation and our ability to attract and retain customers on our XM Platform, and diminish customer interest in the experience management market generally. Additionally, if we fail to promote and maintain the Qualtrics brand, or if we incur excessive expenses in this effort, our business, results of operations, and financial condition will be materially and adversely affected. As an SAP company, we also face the risk that unfavorable publicity or negative consumer perception of SAP may adversely affect our business and brand.
Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our XM Platform.
Our ability to broaden our customer base, particularly our business customer base, and achieve broader market acceptance of our XM Platform will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer and partner relationships to drive revenue growth. As an SAP company, we have been able to utilize our partnership to grow and enhance our business. We continue to jointly develop, market, and sell our solutions with SAP, and SAP’s global footprint has allowed us to reach new geographies and expand our international presence faster. If we are unable to effectively leverage our partnership with SAP to drive sales, increase our customer base, and achieve broader market acceptance, our growth plans could be adversely affected.
We have invested in and plan to continue to invest aggressively to expand our sales and marketing organizations, both domestically and internationally. Identifying, recruiting, and training sales personnel will require significant time, expense, and attention. In addition to our partnership with SAP, we have also developed a network of leading content and consulting partners, delivery partners, and technology partners who enrich our offerings, scale our coverage, and help us reach a broader audience than we would be able to reach on our own. If we are unable to recruit, hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel and partners are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective, our ability to broaden our customer base and achieve broader market acceptance of our XM Platform could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.
We also plan to dedicate significant resources to sales and marketing programs, including user conferences (such as our annual X4 Summit), online advertising, webinars, blogs, corporate communications, white papers, and case studies. We were unable to hold our in-person X4 Summit event in 2020 due to the COVID-19 pandemic and may be unable to do so in future years as a result of this pandemic or changes in the public’s perception of live events resulting therefrom. To the extent that we are unable to hold in person events such as user conferences due to the COVID-19 pandemic or fewer users choose to attend, our efforts to achieve broader market acceptance of our XM Platform may be adversely affected.
We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.
Our success and future growth depend upon the continued services of our management team and other key employees. In particular, Ryan Smith, our Founder, Executive Chair and Director, and Zig Serafin, our Chief Executive Officer, are both critical to our vision, strategic direction, culture, and offerings. From time to time, there may be changes in our management team, including those resulting from the hiring or departure of executives and key employees, which could disrupt our business. For example, Ryan Smith recently transitioned from Chief Executive Officer to Executive Chair and Zig Serafin recently transitioned from President to Chief Executive Officer. Given the recency of these transitions, we cannot yet know the impact they will have on our business. We also are dependent on the continued service of our existing employees, in part because of the complexity of our solutions. Our senior management and key employees are employed on an at-will basis. In general, we may terminate our employees’ employment at any time, and any employee may resign at any time, with or without cause. The loss of one or more of our senior management or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. In particular, recruiting and hiring senior product engineering personnel has been, and we expect to continue to be, challenging given the intense competition in the software industry for skilled product engineering talent. In addition, as our business grows and scales, including internationally, we will need to continue to find and attract talented, experienced managers both in the United States and internationally. If we are unable to hire talented personnel, we may be unable to scale our operations or release new products in a timely fashion and, as a result, customer satisfaction with our products may decline. Additionally, many of our employees and members of our management team may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us.
If we are unable to develop and maintain successful relationships with certain partners, our business, results of operations, and financial condition could be harmed.
In addition to our sales force and our joint go-to-market strategy with SAP, we work with certain strategic partners to help grow and develop our sales and distribution channels and implement our XM Platform. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with our existing and potential partners that can drive substantial revenue and provide additional solutions to our customers. We engage certain partners to generate customer acquisition opportunities, certain other partners to implement our XM Platform with our existing customers, and certain other partners to participate in our Qualtrics Developer Platform. In some cases, we do not yet have sufficient data or feedback regarding the effectiveness of these partnerships. If we are unable to develop and maintain successful relationships with these partners, or if they otherwise fail to succeed in the objectives of our relationships with them, our business, results of operations, and financial condition could be harmed.

Our sales cycle with enterprise, government, and international customers can be long and unpredictable.
The timing of our sales with our enterprise, government, and international customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. We sell to United States federal, state and local, as well as foreign, governmental agency customers, and government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. We are often required to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of paying for our solutions. The length of our sales cycle for these customers, from initial evaluation to payment for our offerings, is often significantly longer for other customers, and can vary substantially from customer to customer, and thus it is difficult to predict whether and when a sale will be completed.
Our ability to sell subscriptions to our XM Platform could be harmed by real or perceived material defects or errors in our platform.
The software technology underlying our XM Platform is inherently complex and may contain material defects or errors, particularly when first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our XM Platform, and new defects or errors in our existing XM Platform or new software may be detected in the future by us or our users. There can be no assurance that our existing XM Platform and new software will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our XM Platform could result in negative publicity or lead to data security, access, retention, or other performance issues, all of which could harm our business. The costs incurred in correcting such defects or errors may be substantial and could harm our results of operations and financial condition. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and could harm our business, results of operations, and financial condition.
We also utilize hardware purchased or leased, and software and services licensed, from third parties to host and provide security over our XM Platform. Our customers may also seek to integrate our XM Platform with other software systems developed by third parties. Any defect in, or unavailability of, our or third-party software, services or hardware, or problems with integrating our XM Platform with third-party software that causes interruptions to the availability of our XM Platform, loss of data, or performance issues could, among other things:
•cause a reduction in revenue or delay in market acceptance of our XM Platform;
•require us to issue refunds to our users or expose us to claims for damages;
•cause us to lose existing users and make it more difficult to attract new users;
•divert our development resources or require us to make extensive changes to our XM Platform, which would increase our expenses;
•increase our technical support costs; and
•harm our reputation and brand.
If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success and our business may be harmed.
We believe that a critical component to our success has been our company culture. Our company is aligned behind our culture and key values, and we have invested substantial time and resources in building our team within this company culture. Our company culture has evolved as a result of the SAP Acquisition and will likely continue to evolve as a result of being a public company, including in ways that may be unforeseeable or unfavorable to us. As we increase the size of our employee base, grow and develop the infrastructure of a public company, transition from wholly owned subsidiary to majority-owned subsidiary of, or acquire other companies, we may find it difficult to maintain our company culture. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could impact our results of operations.
A key focus of our company is to continue to expand our operations outside of the United States. In order to do so, we use a hub-and-spoke sales model, comprised of a centralized inside-sales team surrounded by regional direct sales efforts. We have invested significant effort to building and optimizing our international growth. For the year ended December 31, 2020, 28% of our revenue is from outside the United States, and we have continued to add employees and offices in new countries. We expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our XM Platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our XM Platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. If we are not successful in converting our investments in international expansion to additional revenue, our business and results of operations may be harmed. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. In addition, in certain ways it was easier for us to expand internationally as a wholly owned subsidiary of SAP, given SAP’s significant global presence, than it is as a majority-owned subsidiary of SAP. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
•recruiting and retaining talented and capable employees outside the United States and maintaining our company culture across all of our offices;
•providing our XM Platform and operating our business across a significant distance, in different languages and among different cultures, including the potential need to modify our XM Platform and features to ensure that they are culturally appropriate and relevant in different countries;
•compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection, consumer protection, and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;
•management of an employee base in jurisdictions that may not give us the same employment and retention flexibility as does the United States;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as does the United States;
•compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory limitations on our ability to provide our XM Platform in certain international markets;
•foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;
•political and economic instability;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and
•higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs.
Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations as they change. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations, and financial condition could be adversely affected.
We may acquire other companies or technologies which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.
As we have in the past, we may in the future seek to acquire or invest in businesses, people, or technologies that we believe could complement, expand, or enhance our XM Platform or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are ultimately consummated.
Any integration process may result in unforeseen operating difficulties and require significant time and resources and, we may not be able to integrate the acquired personnel, operations, and technologies successfully or effectively manage the combined business in connection with any future acquisition. Our prior acquisitions have been relatively small, and thus we are relatively inexperienced in effectively implementing an integration process. We may also not achieve the anticipated benefits from the acquired business due to a number of factors, including, among others:
•costs or liabilities associated with the acquisition;
•diversion of management’s attention from other business concerns;
•inability to integrate or benefit from acquired content, technologies, or solutions in a profitable manner;
•harm to our existing relationships with customers and partners as a result of the acquisition;
•difficulty integrating the accounting systems, operations, and personnel of the acquired business;
•difficulty converting the customers of the acquired business onto our XM Platform and contract terms;
•the potential loss of key employees;
•use of resources that are needed in other parts of our business; and
•the use of substantial portions of our available cash or equity to consummate the acquisition.
In the future, if our acquisitions do not yield expected returns, we may be required to take charges for the write-down or impairment of amounts related to goodwill and acquired intangible assets, which could negatively impact our results of operations. We may issue additional equity securities in connection with any future acquisitions that would dilute our existing stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to pay, incur large charges or substantial liabilities, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges could adversely affect our business, financial conditions, results of operations, and prospects.
Privacy, data protection, and information security concerns, and data collection and transfer restrictions and related domestic or foreign regulations, may limit the use and adoption of our XM Platform and adversely affect our business.
Use of our XM Platform involves the storage, transmission, and processing of data from our customers and their users, employees or other personnel, including certain personal or individually identifying information. Personal privacy, information security, and data protection are significant issues in the United States, including at the individual state level, Europe, and many other jurisdictions where we offer our XM Platform. As a global software and service provider, we are required to comply with local laws of various countries and jurisdictions. The regulatory frameworks governing the collection, processing, storage, and use of business information, particularly information that includes personal data, are rapidly and continuously evolving across multiple jurisdictions, which may introduce conflicts between compliance obligations or other uncertainties. Any failure or perceived failure to comply with applicable privacy, security, or data protection laws, regulations and/or contractual obligations may adversely affect our business. Such evolving regulations and new laws globally (such as the California Consumer Privacy Act and the EU’s proposed ePrivacy Regulation) regarding data protection and privacy or other standards increasingly aimed at the use of personal information, such as for marketing purposes and the tracking of individuals’ online activities. We may have additional burdens imposed on us due to increasing compliance standards that could restrict the use and adoption of our products and services and make it more challenging and complex to meet customer expectations.
The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of, and individual rights relating to, personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are also commonly applied to investigate and enforce companies’ statements regarding their collection, use, dissemination and other treatment of data, as well as security measures implemented to protect data. Under the laws of every state and numerous foreign jurisdictions, companies are obligated to notify individuals of security breaches involving certain personal information, which may result from breaches of our own systems, but could also result from breaches experienced by our vendors, our contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, result in regulatory investigations or enforcement actions, instigate class action or other litigation, cause us to incur remediation costs, and cause us to lose existing customers.
Further, many foreign countries and governmental bodies, including the EU, where we conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdictions. These laws and regulations are often more wide-ranging and more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and Internet Protocol addresses. Further, European data protection laws prohibit the transfer of personal data from the European Economic Area, or EEA, and Switzerland to other countries, including the United States, unless adequate protections are provided for personal data in such recipient countries.
With regard to transfers of personal data from our European employees and customers to the United States, we historically relied on our adherence to the United States Department of Commerce’s Safe Harbor Privacy Principles and compliance with the EU-U.S. and Swiss-U.S. Safe Harbor Frameworks as agreed to and set forth by the United States Department of Commerce, the EU, and Switzerland, which established means for legitimizing the transfer of personal data from the EEA or Switzerland to the United States. The EU-U.S. Safe Harbor Framework was deemed an invalid method of compliance with EU restrictions on data transfers in a ruling by the Court of Justice of the European Union in October 2015. Following this ruling, we implemented certain measures in order to certify our adherence to the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, programs established by EU, Swiss, and U.S. authorities to provide mechanisms for companies to transfer EEA and Swiss personal data to the United States in the absence of the EU-U.S. and Swiss-U.S. Safe Harbor Frameworks. In addition, we have relied on standard contractual clauses approved by the European Commission for this purpose. In July 2020, the EU-U.S. Privacy Shield Framework was invalidated by the Court of Justice of the European Union as a means of assuring adequate safeguards for personal data transferred to the United States. Since the invalidation of the EU-U.S. Privacy Shield Framework, we have sought to implement other measures to permit transfers of personal data from the EEA and Switzerland to the United States, including continuing to rely on the standard contractual clauses approved by the European Commission for this purpose. The standard contractual clauses are also subject to challenges, however, and it is uncertain whether the standard contractual clauses will also be invalidated by the European courts. In addition to the present uncertainty as to valid means to assure adequate safeguards of EEA and Swiss personal data transferred to the United States, we expect to be impacted by future changes in law as a result of a further reviews of transfer mechanisms by European regulators, as well as challenges to these mechanisms in the European courts.

There are also questions of whether and by what mechanisms personal data may be transferred from the EEA and Switzerland to the United Kingdom, post-Brexit.
International privacy and data security regulations may become more complex and have greater consequences. For instance, as of May 2018, the General Data Protection Regulation, or GDPR, has replaced the Data Protection Directive with respect to the collection and use of personal data of data subjects in the EU. The GDPR applies extraterritorially and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the (i) processing of personal data, including special categories of special data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs), and (ii) profiling and automated individual decision-making of individual; which could limit our ability to use and share personal data or other data and could cause our costs to increase, and harm our business and financial condition. Noncompliance with the GDPR can trigger steep fines of up to €20 million or 4% of global annual revenue, whichever is higher. Separate EU laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications.
The implementation of the GDPR has led other jurisdictions to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data from the EU. Accordingly, the challenges we face in the EU will likely also apply to other jurisdictions outside the EU that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity. For example, the United Kingdom may enact data privacy laws similar to the GDPR following Brexit, in order to maintain harmony with GDPR requirements, but this is not yet settled. In addition, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, or the CCPA, which came into effect January 1, 2020.
The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors certain provisions of the GDPR, including an extraterritorial application. However, the CCPA establishes a new privacy framework for covered businesses with expansive definitions of “personal information” and the “sale” of personal information, and by establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, requiring businesses to provide consumers in the State of California a means of opt-out from the sale of personal information and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. As with the GDPR, enforcement priorities and interpretation of certain provisions of the CCPA are still unclear. And to comply with the rules imposed by CCPA we may be required to put in place additional mechanisms ensuring compliance and other substantial expenditures. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects.
These new requirements, together with laws and regulations that may be passed in the future, could reduce demand for our XM Platform, increase our costs, impair our ability to grow our business, restrict our ability to store and process data, subject us to liability, or, in some cases, impact our ability to offer our XM Platform in some locations. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations, and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our XM Platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new content and features could be limited. Further, failure to comply with the GDPR, the CCPA and other privacy or data security-related laws, rules or regulations of jurisdictions in which we do business could result in material fines and other penalties imposed by regulators, affect our compliance with client contracts and have an adverse effect on our business, financial condition, and results of operations. Our activities could also result in mandatory disclosures of breaches to affected individuals, customers, and data protection supervisory authorities, as well as investigations and administrative measures by data protection supervisory authorities, such as the instruction to alter or stop non-compliant data processing activities, including the instruction to stop using non-compliant subcontractors.
Our XM Platform allows our customers to communicate through email, SMS, and other means. We generally require that communications sent though our XM Platform include an unsubscribe or opt-out function; however, users who elect to unsubscribe are typically unsubscribed only from one particular customer’s communications and not from all communications sent via our XM Platform. From time to time, consumers have complained to us after receiving communications via our platform from one customer despite having opted out of communications from another customer. Consumers must unsubscribe from each customer on an individual basis. Similarly, consumers have complained to us after receiving communications sent directly to them by our customers, outside of our XM Platform, after mistakenly believing they were sent via our platform. If consumers do not understand this process or do not believe we are following the appropriate rules and regulations in their respective jurisdictions, or if we fail to build and maintain our XM Platform in a manner that complies with relevant laws and rules relating to unsubscribe and opt-out capabilities, then consumers may complain to us or to our regulators and could seek to take legal or regulatory action against us or our customers.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depends in part upon our intellectual property and other proprietary rights. We primarily rely on a combination of patent, copyright, trade secret, and trademark laws, trade secret protection and confidentiality or license agreements with our employees, contractors, customers, partners, suppliers and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be insufficient, and our intellectual property may still be challenged, invalidated, disclosed, or subject to other attacks from competitors or former employees. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. For example, competitors may try to use brand names confusingly similar to ours for similar products and services in order to benefit from our brand’s value. Others, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.
We hold a number of patents and patent applications in the United States and a number of international patent applications that we may use to pursue patents and patent applications in other foreign jurisdictions. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our solutions, technology, or proprietary information, or provide us with any competitive advantages. Moreover, we cannot guarantee that any of our pending patent applications will issue or be approved. The United States Patent and Trademark Office and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent, trademark or application, resulting in partial or complete loss of rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market, which would have a material adverse effect on our business. In addition, we believe that the protection of our trademark rights is an important factor in Qualtrics’ recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Furthermore, we may not always detect infringement of our intellectual property rights, and any infringement of our intellectual property rights, even if successfully detected, prosecuted and enjoined, could be costly to deal with and could harm our business. In any event, in order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets.

Effective trademark, copyright, patent, and trade secret protection may not be available in every country in which we conduct business. In addition, many foreign countries limit the enforceability of patents or other intellectual property against third parties, including government agencies or government contractors, or have patent and intellectual property laws that are less developed or less enforceable than in the United States. In these countries, patents and other intellectual property may provide limited or no benefit. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights.
Litigation brought to protect and enforce our intellectual property rights, has been in the past, and could be in the future, costly, time consuming and distracting to management. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and counter-suits attacking the validity and enforceability of our intellectual property rights, which could result in the impairment or loss of portions of our intellectual property rights. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Our failure to secure, protect, and enforce our intellectual property rights could delay further implementation of our XM Platform, impair functionality of our XM Platform, delay introductions of new products and services, result in our substituting inferior or more costly technologies into our XM Platform or harm our brand and our business. Further, we may not always successfully monitor and detect infringement of our intellectual property rights, and defending our intellectual property rights, even if successfully detected, prosecuted, enjoined, or remedied, could result in the expenditure of significant financial and managerial resources.
Moreover, a portion of our intellectual property has been acquired from one or more third parties. While we have conducted diligence with respect to such acquisitions, because we did not participate in the development or prosecution of much of the acquired intellectual property, we cannot guarantee that our diligence efforts identified and/or remedied all issues related to such intellectual property, including potential ownership errors, potential errors during prosecution of such intellectual property, and potential encumbrances that could limit our ability to enforce such intellectual property rights.
We may be sued by third parties for alleged infringement or misappropriation of their proprietary rights.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon or misappropriating the intellectual property rights of others. From time to time, our competitors or other third parties have claimed in the past, and may claim in the future, that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon or misappropriating such rights. We may not be successful in defending against any such challenges, securing settlements, or obtaining licenses to avoid or resolve any intellectual property disputes.
In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid, or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, the state of the law, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may be unaware of the intellectual property rights of others that may cover some or all of our technology, or technology that we obtain from third parties. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. Any claims or litigation (with or without merit) could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions or using certain technologies, require us to implement expensive work-arounds, or require that we comply with other unfavorable terms. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. We may also be obligated to indemnify our customers or business partners in connection with any such claims and litigation and to obtain licenses, modify our solutions, or refund fees, which could further exhaust our resources. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees, modification of our solutions or refunds to customers of fees, which would negatively impact our financial performance. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations and disrupt our business or harm our brand and reputation.
Moreover, our intellectual property acquired from one or more third parties may have previously been the subject of one or more intellectual property infringement suits and/or allegations. While we have conducted diligence with respect to such acquisitions, we cannot guarantee that our diligence efforts identified and/or remedied all issues related to such intellectual property infringement suits and/or allegations. Moreover, we cannot guarantee that we understand and/or have complied with all obligations related to the settlement of such intellectual property suits and/or the resolution of such intellectual property allegations.
We use open source software in our XM Platform that may subject our XM Platform to general release or require us to re-engineer our XM Platform, which may harm our business.
We use open source software in our XM Platform and expect to continue to use open source software in our platform in the future. There are uncertainties regarding the proper interpretation of and compliance with open source software licenses. Moreover, we cannot assure you that our processes for controlling our use of open source software in our XM Platform have been or will be effective. Our current or future use of open source software could result in claims of copyright infringement, the subjecting of our proprietary software to general release, forced changes to and re-engineering of our XM Platform, reputational harm and harm to our business and results of operations. In addition, if the license terms for the open source software we utilize change, we may be forced to incur additional costs to comply with the changed license terms or to replace the affected open source software. Although we have implemented policies and tools to regulate the use and incorporation of open source software into our XM Platform, we cannot be certain that we have not incorporated open source software in our XM Platform in a manner that is inconsistent with such policies and the relevant open source licenses.
Responding to any infringement claim, regardless of its validity, or discovering unknown or improper use of open source software code in our XM Platform could harm our business, operating results, and financial condition, by, among other things:
•resulting in time-consuming and costly litigation;
•diverting management’s time and attention from developing our business;
•requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;
•causing delays in the deployment of our XM Platform;
•requiring us to stop selling certain of our XM Platform;
•requiring us to redesign certain components of our XM Platform using alternative non-infringing or non-open source technology or practices, which could require significant effort and expense;
•requiring us to disclose our software source code, the detailed program commands for our software; and
•requiring us to satisfy indemnification obligations to our customers.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers, suppliers, partners and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, data and security breaches, and other liabilities relating to or arising from our software, services, acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although in some cases we contractually limit our liability with respect to such obligations, we do not always do so, and in the future we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our solutions, and harm our business, results of operations, and financial condition.
Our business is subject to a variety of United States and international laws and regulations that could subject us to claims, increase the cost of operations, or otherwise harm our business, including due to changes in such laws, changes in the interpretations of such laws, greater enforcement of such laws, or investigations into compliance with such laws.
Our business is subject to laws and regulations from various federal, state, local, and foreign governments and agencies, including those relating to copyright, labor and employment, workplace safety, consumer protection, privacy and data protection, anti-bribery and anti-corruption, import and export controls, sanctions, securities, and tax. In certain foreign jurisdictions, these regulatory requirements may be more stringent than, or otherwise different from, those in the United States. These laws and regulations are subject to change over time, and thus we must continue to monitor and dedicate resources to ensure continued compliance. Non-compliance with applicable laws, regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, and injunctions, any of which could adversely affect our business, operating results, and financial condition. In addition, responding to any action could result in a significant diversion of management’s attention and resources and an increase in professional fees.
We are also subject to consumer protection laws that may impact our sales and marketing efforts, including laws related to subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could make it more difficult for us to retain existing customers and attract new ones.
We are subject to governmental export and import controls, economic sanctions, and anti-corruption laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under United States export controls and other similar laws and regulations, including the United States Department of Commerce’s Export Administration Regulations, or the EAR, and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls, or OFAC. The United States export control laws and United States economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to United States embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our customers access to our XM Platform or could limit our customers’ ability to access or use our XM Platform in those countries.
While we take precautions to prevent our products and services from being exported in violation of these laws, including geoblocking and other screening checks, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. If we are found to be in violation of U.S. economic sanctions or export control laws in the future, it could result in substantial fines and penalties for us and for the individuals working for us. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets, or otherwise.

In addition, in July 2018, we filed initial notifications of Voluntary Self-Disclosure with OFAC regarding the provision of services to some customers in apparent violation of U.S. economic sanction laws, and the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, regarding the export of software to some customers prior to submitting required filings to BIS. We supplemented the initial notifications with final reports to OFAC and BIS in December 2018. In August 2019, BIS notified us that it had completed its review and closed the matter with the issuance of a warning letter. In December 2019, OFAC notified us that it had completed its review and closed the matter with the issuance of a cautionary letter. Although no monetary penalties or other sanctions were imposed by either agency in connection with their investigations, our compliance history, including the issuance of a warning letter or cautionary letter, may be considered an aggravating factor in any future investigations by or disclosures to these agencies.
In addition, various countries regulate the import and export of certain encryption and other technology, including by imposing permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our users’ ability to access our products and services in those countries. Changes in our products or services, or future changes in export and import regulations may prevent our users with international operations from utilizing our products and services globally or, in some cases, prevent the export or import of our products and services to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products and services by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential users with international operations. Any decreased use of our products or services or limitation on our ability to export or sell our products or services would likely adversely affect our business, results of operations, and financial results.
We are also subject to various domestic and international anti-corruption laws, such as the United States Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, providing, or accepting improper payments or benefits for improper purposes. These laws also require that we keep accurate books and records and maintain compliance procedures designed to prevent any such unlawful activities. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Our quarterly and annual results of operations may vary and may be difficult to predict. If we fail to meet the expectations of investors or securities analysts, our stock price and the value of your investment could decline.
Our quarterly and annual billings, revenue, and results of operations have fluctuated in the past and may vary in the future due to a variety of factors, many of which are outside of our control. Our financial results in any one quarter should not be relied upon as indicative of future performance. We may not be able to accurately predict our future billings, revenue, or results of operations. Factors that may cause fluctuations in our quarterly results of operations include, but are not limited to, those listed below:
•fluctuations in the demand for our XM Platform, and the timing of sales;
•our ability to attract new customers or retain existing customers;
•the budgeting cycles and internal purchasing priorities of our customers;
•the payment terms and subscription term length associated with our XM Platform sales and their effect on our billings and free cash flow;
•our ability to anticipate or respond to changes in the competitive landscape, including consolidation among competitors;
•the timing of expenses and recognition of revenue;

•the timing of our recognition of equity and cash settled stock-based compensation expense for our equity awards, particularly in cases where awards covering a large number of our shares are tied to a specific date;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
•the timing and success of new product features and solutions by us or our competitors;
•actual or perceived security breaches;
•changes in laws and regulations that impact our business; and
•general economic and market conditions.
In 2020, we recorded $224.0 million in equity and cash settled stock-based compensation expenses compared to $876.2 million and $4.6 million in 2019 and 2018, respectively. This change was a result of the vesting of performance based awards that were triggered as a result of the SAP Acquisition and the modification of remaining awards to cash settled awards, which resulted in fair value accounting for these awards. As a result of this increase in equity and cash settled stock-based compensation, our cost of revenue, research and development, sales and marketing, and general and administrative costs increased significantly in absolute dollars and as a percentage of revenue during 2020 and 2019 compared to 2018.
If our billings, revenue, or results of operations fall below the expectations of investors or securities analysts in a particular quarter, or below any guidance that we may provide, the price of our Class A common stock could decline. Our quarterly and annual financial results may fluctuate due to these or other factors, and we do not believe that our financial results in any one quarter or any other period should be relied upon by investors as indicative of our future financial performance.
Our subscription or pricing models may not accurately reflect the optimal pricing necessary to attract new customers and retain existing customers as the market matures.
As the market for our solutions matures, or as competitors introduce new solutions that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. We provide our software on a subscription basis priced on the number of solutions and level of functionality required by customers and the number of users and level of interactions through our software, and therefore, pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Further, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations, and financial condition. In the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.
Interruptions or delays in service from our data center facilities could impair the delivery of our XM Platform and harm our business.
We currently serve our customers both from our co-location data center facilities in the United States, Australia, Canada, and Germany, and from public cloud data center facilities located in the United States, Australia, Canada, Germany, and Ireland. Any damage to, or failure of, our systems generally could result in interruptions in our XM Platform. As we continue to add new data centers, add capacity in our existing data centers and transition existing data centers from a managed service hosting model to a co-location model, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the use of our XM Platform. Any damage to, or failure of, our XM Platform, or those of our third-party data centers, could result in interruptions in use of our XM Platform. Impairment of or interruptions in customers accessing our XM Platform may reduce our revenue, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. We have experienced interruptions and delays in service in the past, and we may experience interruptions and delays in service in the future. Our business will also be harmed if our customers and potential customers believe our XM Platform is unreliable.
We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and other similar events. They may also be subject to break-ins, sabotage, attacks, intentional acts of vandalism and similar misconduct, and to adverse events caused by operator error. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of an adverse event. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other problems at these facilities could result in lengthy interruptions in accessing our XM Platform and the loss or exposure of customer data.
We may transition from managed co-location data center facilities to public cloud alternatives, which could impact our gross margins and our financial results.
We currently rely primarily on managed co-location data center facilities. We have made and will continue to make substantial investments in new equipment to support growth at our data centers and provide enhanced levels of service to our customers. This may include increases in network bandwidth, CPU, storage, power or other elements of our hosting operations. We anticipate that we may move some of our data centers away from co-location facilities to public cloud options in the next five years. As we make this transition, we anticipate that it would impact margins, particularly as we move our spend from capital expenditures to operating expenses. Additionally, to the extent that we are required to add data center capacity to accommodate customer demands, we may need to significantly increase the bandwidth, storage, power or other elements of our hosting operations, and the costs associated with adjustments to our data center architecture could also harm our margins and operating results.
We recognize revenue from subscriptions ratably over the term of our customer contracts, and as such our reported revenue and billings may differ significantly in a given period, and our revenue in any period may not be indicative of our financial health and future performance.
We recognize revenue from subscriptions ratably over the subscription term of the underlying customer contract, which is generally one year. Our billings are recorded upon invoicing for access to our XM Platform, and thus a significant portion of the billings we report in each quarter are generated from customer agreements entered and invoiced during the period. As a result, much of the revenue we report each quarter is derived from contracts that we entered into with customers in prior periods. Consequently, a decline in new or renewed subscriptions in any quarter will not be fully reflected in revenue or other results of operations in that quarter but will negatively affect our revenue and other results of operations across future quarters. It is difficult for us to rapidly increase our revenue from additional billings in a given period. Any increases in the average term of subscriptions would result in revenue for those contracts being recognized over longer periods of time with little impact on our results of operations in the near term. Our professional services and certain other revenue is recognized upon completion of the performance or as the service is rendered. Accordingly, our revenue in any given period may not be an accurate indicator of our financial health and future performance.
If we fail to integrate our solutions with a variety of operating systems, software applications, platforms, and hardware that are developed by others, our solutions may become less marketable, less competitive, or obsolete, and our results of operations could be harmed.
Our customers and prospective customers expect that our solutions integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our solutions to adapt to changes in hardware, software, networking, browser, and database technologies. We have developed our solutions to be able to integrate with third-party software-as-a-service (SaaS) applications through the interaction of application programming interfaces, or APIs. In general, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these custom integrations. We are subject to the standard terms and conditions of such providers, or other agreements we may have with them, which govern the distribution, operation, and fees of such software systems, and which may be subject to change by such providers. Certain of our current and future potential integrations are with organizations that compete with us or with SAP, and which may have incentives to limit or prohibit our ability to integrate with them. We may not successfully build, deploy or offer the integrations we need to as a result of limits or prohibitions by other parties, unacceptable terms, technical difficulties, our failure to recognize the demand for them, or for other reasons. If we fail to offer a variety of integrations or the integrations that our customers and prospective customers expect and demand, then our solutions may become less marketable, less competitive, or obsolete, and our results of operations could be harmed.
Our business could be adversely impacted by changes in internet access for our users or laws specifically governing the internet.
Our XM Platform depends on the quality of our users’ access to the internet. Certain features of our XM Platform require significant bandwidth and fidelity to work effectively. Internet access is frequently provided by companies that have significant market power that could take actions that degrade, disrupt, or increase the cost of user access to our XM Platform, which would negatively impact our business.
In December 2017, the Federal Communications Commission, or the FCC, voted to repeal its “net neutrality” Open Internet rules, effective June 2018. The rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. The FCC’s new rules, which took effect on June 11, 2018, repealed the neutrality obligations imposed by the Open Internet rules and granted providers of broadband internet access services greater freedom to make changes to their services. Such changes may cause us to incur greater operating expenses, make it more difficult for us to provide our products and services, or discriminate against or harm our business, all of which could have an adverse effect on our business operations.
As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our results of operations.
In addition, there are various laws and regulations that could impede the growth of the internet or other online services, and new laws and regulations may be adopted in the future. These laws and regulations could, in addition to limiting internet neutrality, involve taxation, tariffs, privacy, data protection, information security, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of services, any of which could decrease the demand for, or the usage of, our XM Platform. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could materially harm our business, results of operations, and financial condition.
Our international operations subject us to potentially adverse tax consequences.
We are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value-added, property, and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to various jurisdictional rules regarding the timing and allocation of revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and to changes in tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we may be subject to income and non-income tax audits by U.S. and non-U.S. taxing authorities. While we believe we have complied with all applicable income tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, there could be a material adverse effect on our business, results of operations, and financial condition.
Our future effective tax rate may be affected by such factors as changes in tax laws, regulations, or rates, changing interpretation of existing laws or regulations, the impact of accounting for equity-based compensation, the impact of accounting for business combinations, changes in our international organization, and changes in overall levels of income before tax. In addition, in the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, we cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.
We may have exposure to greater than anticipated tax liabilities and may be affected by changes in tax laws or interpretations, any of which could adversely impact our results of operations.
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of equity-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, and the evaluation of new information that results in a change to a tax position taken in a prior period. A successful assertion by a country, state, or other jurisdiction that we have an income tax filing obligation could result in substantial tax liabilities for prior tax years.
Our tax position could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including the United States, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
Additionally, the Organization for Economic Co-Operation and Development has released guidance covering various topics, including transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities as it is implemented in various jurisdictions.
Our results of operations may be harmed if we are required to collect sales or other related taxes for our subscription solutions in jurisdictions where we have not historically done so.
We collect sales and similar value-added taxes as part of our customer agreements in a number of jurisdictions. Sales and use, value-added, and similar tax laws and rates vary greatly by jurisdiction. One or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales by us. Furthermore, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state retailers even if those retailers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state retailers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state retailers on sales that occurred in prior tax years. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our XM Platform could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our XM Platform, or otherwise harm our business, results of operations, and financial condition.
We are subject to tax examinations of our tax returns by the Internal Revenue Service, or IRS, and other tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations, financial condition, and liquidity.
We are, and expect to continue to be, subject to regular review and audit by the IRS and other tax authorities in various jurisdictions. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions. Taxing authorities may in the future challenge our tax positions and methodologies on various matters, including our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies or calculation of our tax liabilities are accurate or that the outcomes from ongoing and future tax examinations will not have an adverse effect on our operating results and financial condition. A difference in the ultimate resolution of tax uncertainties from what is currently estimated could have an adverse effect on our operating results and financial condition.
The nature of our business requires the application of complex revenue and expense recognition rules, and any significant changes in current rules could affect our financial statements and results of operations.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls over financial reporting. In addition, many companies’ accounting policies and practices are being subjected to heightened scrutiny by regulators and the public. The accounting rules and regulations are continually changing, and may change in the future in ways that could materially impact our financial statements. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources or the period of benefit for deferred contract acquisition costs, our results of operations could be significantly affected.
If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, deferred contract acquisition costs, the period of benefit generated from deferred contract acquisition costs, equity and cash settled stock-based compensation expense, goodwill and intangible assets, and accounting for income taxes, including deferred tax assets and liabilities.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
We might require additional capital to support our growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing XM Platform or acquire complementary businesses, technologies, and content. While we expect that SAP, as our majority owner, may continue to support our growth, SAP may be unable or unwilling to address particular financial needs or may prefer that we look to other funding sources in the first instance. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing from SAP or in the capital markets on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our growth and to respond to business challenges could be significantly impaired.
We may face exposure to foreign currency exchange rate fluctuations.
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound sterling, and Australian Dollar. We have not instituted a hedging program. We expect our international operations to continue to grow in the near term, and we regularly monitor our foreign currency exposure to determine when we should begin a hedging program. Today, our international contracts are denominated in either U.S. dollars or local currency, while our international operating expenses are often denominated in local currencies. Additionally, as we expand our international operations, a larger portion of our operating expenses will be denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may affect our results of operations when translated into U.S. dollars.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane, fire, cyber-attack, war, terrorist attack, disease, such as the COVID-19 pandemic, power loss, telecommunications failure, or other catastrophic events, we may be unable to continue our operations, in part or in whole, and may endure reputational harm, delays in developing our XM Platform and solutions, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition.
Additionally, we rely on our network and third-party infrastructure and applications, internal technology systems, and our websites for our development, marketing, operational support, hosted services, and sales activities. If these systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver solutions to our customers would be impaired.
As we grow our business, the need for business continuity planning and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.
Adverse economic conditions could negatively impact our business.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. Our business depends on demand for business software applications generally and for experience management software solutions in particular. In addition, the market adoption of our solutions and our revenue is dependent on the number of users of our solutions. To the extent that weak economic conditions reduce the number of personnel overseeing customer experience, employee experience, or other experience matters or that limit the available budgets within organizations for software solutions, demand for our solutions may be harmed. If economic conditions deteriorate, our customers and prospective customers may elect to decrease their information technology budgets, which would limit our ability to grow our business and harm our results of operations.
Risks Related to Our Relationship with SAP and Being a “Controlled” Company
As long as SAP controls us, the ability of the holders of Class A common stock to influence matters requiring stockholder approval will be limited.
SAP owns 100% of the shares of Class B common stock, representing a controlling interest in the total outstanding shares of the Company. The rights of the holders of Class A and Class B common stock differ in a number of ways, including with respect to voting and conversion rights, certain actions that require the consent of holders of Class B common stock and other protective provisions as set forth in this Annual Report on Form 10-K. Holders of our Class B common stock are entitled to ten votes per share of Class B common stock, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect all directors to our board of directors. If, prior to the occurrence of any Distribution, SAP transfers shares of our Class B common stock to any party that is not beneficially owned by SAP, those shares would automatically convert into Class A common stock. For so long as SAP beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, SAP will be able to elect all of the members of our board of directors.
In addition, until such time as SAP beneficially owns shares of our common stock representing less than a majority of the votes entitled to be cast by the holders of outstanding voting stock, SAP will have the ability to take stockholder action without the vote of any other stockholder and without having to call a stockholder meeting, and holders of Class A common stock will not be able to affect the outcome of any stockholder vote during this period. As a result, SAP has the ability to control all matters affecting us, including:
•the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies;
•any determinations with respect to mergers, acquisitions and other business combinations;
•our acquisition or disposition of assets;
•our financing activities;
•changes to our amended and restated certificate of incorporation and amended and restated bylaws;
•changes to the agreements providing for our transition to becoming a public company;
•corporate opportunities that may be suitable for us and SAP;
•determinations with respect to enforcement of rights we may have against third parties, including with respect to intellectual property rights;
•the payment of dividends on our common stock;
•the number of shares available for issuance under our stock plans for our prospective and existing employees; and
•the strategy, direction, and objectives of our business.
Our amended and restated certificate of incorporation and the stockholders’ agreement contain provisions that require that as long as SAP beneficially owns at least 20% or more of the outstanding shares of our common stock, the prior affirmative vote or written consent of SAP as the holder of the Class B common stock is required (subject in each case to certain exceptions) in order to authorize us to:
•adopt or implement any stockholder rights plan or similar takeover defense measure;
•consolidate or merge with or into any other entity;
•permit any of our subsidiaries to consolidate or merge with or into any other entity, with certain exceptions;
•acquire the stock or assets of another entity for consideration in excess of $100 million except in connection with acquisitions of securities pursuant to portfolio investment decisions in the ordinary course of business to which the company and one or more of our wholly owned subsidiaries are the only parties;
•issue any stock or other equity securities except to our subsidiaries or to our employee benefit plans;
•conduct any business other than the business of enterprise software and related businesses;
•create, incur, assume or permit to exist any indebtedness or guarantee any indebtedness in excess of $100 million;
•make any loan to or purchase any debt securities of any person in excess of $50 million;
•take any actions to dissolve, liquidate or wind-up our company;
•declare dividends on our stock;
•redeem, purchase or otherwise acquire or retire for value any equity securities of the company except repurchases from employees, officers, directors or other service providers upon termination of employment or through the exercise of any right of first refusal;

•enter into any joint venture or any exclusive or exclusionary arrangement with a third party; and
•amend, terminate or adopt any provision inconsistent with certain provisions of our amended and restated certificate of incorporation or amended and restated bylaws.
If SAP does not provide any requisite consent allowing us to conduct such activities when requested, we will not be able to conduct such activities and, as a result, our business and our operating results may be harmed.
SAP’s voting control and its additional rights described above may discourage transactions involving a change of control of us, including transactions in which holders of our Class A common stock might otherwise receive a premium for their shares over the then-current market price. SAP is not prohibited from selling a controlling interest in us to a third party and may do so without the approval of the holders of Class A common stock and without providing for a purchase of the shares of Class A common stock. Accordingly, the shares of Class A common stock may be worth less than they would be if SAP did not maintain voting control over us or have the additional rights described above.
SAP’s interests and objectives as a stockholder may not align with, or may even directly conflict with, the interests and objectives of holders of our Class A common stock. For example, SAP may be more or less interested in us entering into a transaction or conducting an activity due to the impact such transaction or activity may have on SAP as a company, independent of us. In such instances, SAP may exercise its control over us in a way that is beneficial to SAP, and holders of our Class A common stock will not be able to affect the outcome so long as SAP continues to hold a majority of the shareholder votes.
In the event SAP is acquired or otherwise undergoes a change of control, any acquiror or successor will be entitled to exercise the voting control and contractual rights of SAP, and may do so in a manner that could vary significantly from that of SAP.
By becoming a stockholder in our company, holders of Class A common stock are deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation and the stockholders’ agreement with respect to the limitations that are described above.
Our business and that of SAP overlap, and SAP is not prohibited from competing with us, which could reduce our market share.
SAP and we are both software companies providing products that help companies succeed. There can be no assurance that SAP will not engage in increased competition with us in the future. In addition, the intellectual property matters agreement that we have entered into with SAP provide SAP the right to use our intellectual property, which, subject to limitations, it may use to produce certain products that compete with ours. SAP’s rights in this regard extend to its majority-owned subsidiaries, which could include joint ventures where SAP may hold a majority position and one or more of our competitors may hold minority positions.
SAP could assert control over us in a manner which could impede our growth or our ability to enter new markets or otherwise adversely affect our business. Further, SAP could utilize its control over us to cause us to take or refrain from taking certain actions, including entering into relationships with channel, technology and other marketing partners, enforcing our intellectual property rights or pursuing corporate opportunities or product development initiatives that could adversely affect our competitive position, including our competitive position relative to that of SAP in markets where we compete with them. In addition, SAP maintains relationships with certain of our competitors, which SAP or those competitors could use in ways that could adversely affect our competitive position. If any of these scenarios were to materialize, our market share could be reduced, which could have an adverse impact on our results of operations.
SAP’s competition in certain markets may affect our ability to build and maintain relationships with partners, suppliers, and customers.
Our existing and potential relationships with partners, suppliers, and customers may be affected by our relationship with SAP. We partner with, purchase from, and sell to a number of companies that compete with SAP.

SAP’s majority ownership in us might affect our ability to develop and maintain relationships with these companies, including because SAP may require us to limit our relationships with them or not work with them at all. Likewise, these companies may be less willing or unwilling to develop and maintain relationships with us, and may favor our competitors or may view us as competitors, because of our relationship with SAP.
SAP competes with certain of our significant channel, technology and other marketing partners as well as certain of our customers and suppliers. Pursuant to our amended and restated certificate of incorporation and certain agreements that we have entered into with SAP, SAP may have the ability to impact our relationship with these companies, which could have a material adverse effect on our results of operations or our ability to pursue opportunities which may otherwise be available to us.
Our historical financial information as a business segment of SAP may not be representative of our results as an independent public company.
The historical financial information we have included in this Annual Report on Form 10-K does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by SAP, including tax, accounting, treasury, legal, human resources, compliance, insurance, sales, and marketing services. The historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made pro forma adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our transition to becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, standalone company. For additional information, see “Selected Consolidated Financial and Other Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.
We are a smaller company relative to SAP, which could result in increased costs because of a decrease in our purchasing power and difficulty maintaining existing customer relationships and obtaining new customers.
Prior to our initial public offering, we were able to take advantage of SAP’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit and other professional services. While this may continue in some ways with SAP as a majority shareholder, we are a smaller company than SAP, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to our initial public offering. As a standalone company, we may be unable to obtain office space, goods, technology, and services at prices or on terms as favorable as those available to us prior to our initial public offering, which could increase our costs and reduce our profitability. Likewise, we may find it more difficult to attract and retain high quality employees as a smaller company than it was as a wholly owned subsidiary of SAP, which could impact our results of operations. Our future success also depends on our ability to develop and maintain relationships with customers. Our reduced relationship with SAP and our smaller relative size may make it more difficult to develop and maintain relationships with customers, which could adversely affect our prospects.
In order to preserve the ability for SAP to distribute its shares of our Class B common stock on a tax-free basis for U.S. federal income tax purposes, we may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to our employees, which could hurt our ability to grow.
Beneficial ownership of at least 80% of the total voting power and 80% of each class of non-voting capital stock is required in order for SAP to effect a spin-off of Qualtrics that is tax-free for U.S. federal income tax purposes. This applies to both an internal spin-off of Qualtrics by SAP America to SAP SE that is tax-free for U.S. federal income tax purposes, which we refer to as an Internal Distribution, and an external spin-off of Qualtrics by SAP SE that is tax-free for U.S. federal income tax purposes, which we refer to as an External Distribution with any of an Internal Distribution or an External Distribution, being referred to as a Distribution. SAP has advised us that it does not have any present intention or plans to undertake any Distribution. However, SAP currently intends to preserve its ability to engage in an Internal Distribution or an External Distribution following an Internal Distribution. We have agreed that we will not knowingly take or fail to take any action that could reasonably be expected to preclude

SAP’s ability to undertake a Distribution. Additionally, under our amended and restated certificate of incorporation and the stockholders’ agreement, until such time as SAP ceases to own at least 20% or more of the outstanding shares of our common stock, we must obtain the consent of SAP as the holder of our Class B common stock to issue stock or other equity securities except to our subsidiaries or to our employee benefit plans. SAP’s intention to retain its ability to effectuate a Distribution may cause SAP to not consent to such stock or securities issuances. This could cause us to forgo capital raising or acquisition opportunities that would otherwise be available to us. As a result, we may be precluded from pursuing certain growth initiatives.
We will be required to indemnify SAP for any taxes imposed on SAP related to our status as a “controlled foreign corporation” or “passive foreign investment company” for German tax purposes that are attributable to SAP’s ownership of us, which may prevent us from pursuing certain strategic, internal restructuring or financing transactions or taking other actions, that would otherwise be beneficial to us.
We (including certain of our subsidiaries) are treated as a “controlled foreign corporation” with respect to SAP for German tax purposes. Further, in the event that we cease to be treated as such a controlled foreign corporation, we (including certain of our subsidiaries) may be treated as a “passive foreign investment company” with respect to SAP for German tax purposes. As a result, SAP may be subject to German taxation, which we refer to as CFC/PFIC Taxes, on certain of our income regardless of whether such income is received by SAP. The tax sharing agreement with SAP provides that we will be required to indemnify SAP for any CFC/PFIC Taxes imposed on SAP that are attributable to SAP’s ownership of us. Prior to entering into any agreement or engaging in any transaction, we intend to evaluate whether, and to what extent, such agreement or transaction would subject SAP to CFC/PFIC Taxes for which we would be responsible under the tax sharing agreement. We may be discouraged from taking any such action that could reasonably be expected to subject SAP to CFC/PFIC Taxes. Further, we cannot predict any future changes to the German tax rules governing controlled foreign corporations or passive foreign investment companies. As a result, this indemnification obligation could cause us to forgo certain strategic, internal restructuring or financing transactions or other actions, that would otherwise be beneficial to us.
Third parties may seek to hold us responsible for liabilities of SAP, which could result in a decrease in our income.
Third parties may seek to hold us responsible for SAP’s liabilities. Likewise, our relationship with SAP, as a much larger company and our majority shareholder, may make us more of a target for litigation than we otherwise would be on our own. Under our master transaction agreement with SAP, we agreed to indemnify SAP for claims and losses relating to liabilities related to our business and not related to SAP’s business, and SAP will indemnify us for claims and losses relating to liabilities related to SAP’s business and not related to our business. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure you that we will be able to recover the full amount of our losses from SAP.
Although we have entered into a tax sharing agreement with SAP under which our tax liabilities generally will be determined as if we were not part of any consolidated, combined or unitary tax group that includes SAP and/or any of its subsidiaries, we nonetheless could be held liable for the tax liabilities of other members of these groups.
Since the SAP Acquisition we have been, and expect to continue to be, included in SAP America’s consolidated group for U.S. federal income tax purposes, which we refer to as a U.S. Consolidated Group, as well as in certain other consolidated, combined or unitary groups that include SAP SE or SAP America and/or certain of their subsidiaries, any such group being referred to as a SAP Tax Group. Pursuant to the tax sharing agreement with SAP, SAP will file with the relevant tax authority with respect to a SAP Tax Group, and, for taxable periods beginning after December 31, 2020, we will make tax sharing payments to SAP. The amount of our tax sharing payments with respect to SAP America’s U.S. Consolidated Group will be determined, subject to certain adjustments (including with respect to the use of tax attribute carryforwards), as if we and each of our subsidiaries included in SAP America’s U.S. Consolidated Group filed our own U.S. federal consolidated income tax return for the relevant taxable period. The amount of a tax sharing payment with respect to SAP Tax Groups relating to U.S. state or local income taxes will be calculated using certain simplifying conventions.

We are included in SAP America’s U.S. Consolidated Group so long as SAP America owns at least 80% of the total voting power and value of our outstanding stock. Each member of a U.S. Consolidated Group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or non-U.S. income tax purposes is jointly and severally liable for the state, local or non-U.S. income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in a SAP Tax Group, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group.
Our inability to maintain a strong relationship with SAP, or to resolve favorably any disputes that may arise between us and SAP, could result in a significant reduction of our revenue.
Maintaining a strong relationship with SAP and its management team will be important to our success for at least as long as SAP remains a majority shareholder. Disputes may arise between SAP and us in a number of areas relating to our ongoing relationship, including:
•our strategy, direction, and objectives as a business;
•labor, tax, employee benefit, indemnification and other matters arising from our separation from SAP;
•employee retention and recruiting;
•business combinations involving us;
•our ability to engage in activities with certain customers, suppliers, and partners;
•sales or dispositions by SAP of all or any portion of its ownership interest in us;
•the nature, quality, and pricing of services SAP has agreed to provide us;
•business opportunities that may be attractive to both SAP and us; and
•product or technology development or marketing activities which may require the consent of SAP.
We may not be able to resolve any potential conflicts between us and SAP. Assuming we are able to resolve such a potential conflict, we intend for such resolution to be comparable to the resolution that we would reach with an unaffiliated party. However, the resolution that we actually reach may be less favorable than if we were dealing with an unaffiliated party.
The agreements we have entered into with SAP may be amended upon agreement between the parties. While we are controlled by SAP, we may not have the leverage to negotiate agreements or amendments to these agreements, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.
The arrangement we made with SAP in connection with our IPO may not be adequate and could harm our operation and performance.
We are the first and only subsidiary of SAP to conduct an initial public offering. We have made various transition arrangements with SAP. However, given the rare structure of the transaction and lack of precedents, we cannot be certain that such arrangements will fully and adequately encompass all of our needs as a standalone company. If the arrangements we have made with SAP are not comprehensive enough to meet our needs as a standalone company, our operation and financial performance may be adversely impacted.
The agreements we have put in place with SAP were entered into while we are a majority-owned subsidiary of SAP with relatively little negotiating power. The agreements were not negotiated at arm’s length and contain terms that we would not have agreed to with an independent third party. For example, we are providing SAP an irrevocable, royalty-free license to all of our patents and certain other intellectual property that will remain in place perpetually, even after SAP is no longer a majority shareholder. As another example, SAP does not give us the ability to control the investigation, negotiation, and settlement of certain government investigations but requires us to pay for all expenses associated therewith. These and other terms of our agreements with SAP may put us at a disadvantage relative to our competitors and peer companies and could adversely impact our operations and financial performance.
We cannot know how the market will react over time to our unique arrangements with SAP or how those arrangements will develop if our relationship with SAP evolves. We are making careful preparation for the separation from SAP, but due to the unique structure we are employing, there may be many foreseeable and unforeseeable adverse effects on us if the expected benefits of our arrangements with SAP do not realize.
Some of our directors and executive officers own cash-settled restricted stock units that fluctuate in accordance with the value of SAP’s share price or hold management positions with SAP, which could cause conflicts of interest that could result in us not acting on opportunities we otherwise may have.
Some of our directors and executive officers own cash-settled restricted stock units that fluctuate in accordance with the value of SAP’s share price. In addition, some of our directors are executive officers and/or directors of SAP. Ownership of cash-settled restricted stock units that fluctuate in accordance with the value of SAP’s share price by our directors and officers and the presence of executive officers or directors of SAP on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and SAP that could have different implications for SAP than they do for us. Provisions of our amended and restated certificate of incorporation and the stockholders’ agreement address corporate opportunities that are presented to our directors or officers that are also directors or officers of SAP. We cannot assure you that the provisions in our amended and restated certificate of incorporation will adequately address potential conflicts of interest, that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and SAP. As a result, we may be precluded from pursuing certain growth initiatives, which could adversely affect our business.
SAP’s ability to control our board of directors and company may make it difficult for us to recruit high-quality independent directors and employees.
So long as SAP beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, SAP can effectively control and direct our board of directors and our company generally. Further, the interests of SAP and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors or become our employees may decline.
We are a “controlled company” within the meaning of the corporate governance rules of Nasdaq and, as a result, rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
SAP owns more than 50% of the total voting power of our common shares and we are a “controlled company” within the meaning of the corporate governance rules of Nasdaq. As a controlled company, certain exemptions under the Nasdaq standards free us from the obligation to comply with certain Nasdaq corporate governance requirements, including the requirements:
•that a majority of our board of directors consists of independent directors;
•that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•for an annual performance evaluation of the nominating and governance committee and compensation committee.

As a result of our use of the “controlled company” exemptions, holders of our Class A common stock do not have the same protection afforded to stockholders of companies that are subject to all of the corporate governance rules of Nasdaq.
Risks Related to Ownership of Our Class A Common Stock
Our stock price may fluctuate significantly.
The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our results of operations;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings changes by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•media reports and coverage of our operations, industry, employees, and company;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market;
•trends and factors in the economy generally, both in the U.S. and globally;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•developments or disputes concerning our intellectual property or our solutions, or third-party proprietary rights;
•new laws or regulations, new interpretations of existing laws, or the new application of existing regulations to our business;
•any major change in our board of directors or management;
•any actions or conduct by our employees, directors, or management that could impact our reputation;
•additional Class A common stock being sold into the market by us or our existing stockholders or the anticipation of such sales;
•changes in operating performance and stock market valuations of technology companies in our industry;
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from war, incidents of terrorism, disease, global pandemics such as COVID-19 or responses to these events.

In addition, the stock markets, and in particular the market on which our Class A common stock will be listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business, and harm our business, results of operations, and financial condition.
If securities or industry analysts do not publish research or reports about our business, or if they downgrade our common stock, the price of our Class A common stock could decline.
The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our results of operations fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price and trading volume to decline.
Substantial future sales of our Class A common stock could cause the market price of our Class A common stock to decline.
The market price of our Class A common stock could decline as a result of substantial sales of our Class A common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of our Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 5, 2021, we had a total of 88,066,422 shares outstanding of Class A common stock and 423,170,610 shares outstanding of Class B common stock, all of which are owned by SAP. Shares of our Class A common stock received by our employees (including our executive officers) upon vesting of equity awards received in the exchange offer completed in January 2021 will be freely tradable upon issuance, subject to compliance with Rule 144, as applicable, and are not subject to any lock-up restriction. Shares of Class A common stock issued to Q II, or to be issued to Silver Lake, are or will be, respectively, deemed “restricted securities” as defined in Rule 144 under the Securities Act and, pursuant to their respective Class A common stock purchase agreements, each of Q II and Silver Lake has agreed with us not to sell or transfer such shares for a period of 12 months and 24 months, respectively, after the effectiveness of our initial public offering registration statement. The remaining outstanding shares of our Class A and all of our Class B common stock will be deemed “restricted securities” as defined in Rule 144. These restricted securities, and the shares of Class A common stock into which the outstanding shares of our Class B common stock are convertible, may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act.
Sales of our Class A common stock as these restrictions end may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell our Class A common stock.
We have entered into a stockholders’ agreement with SAP, Q II, LLC (“Q II”) and Silver Lake Technology Management, LLC (“Silver Lake”) which, among other things, provide for specified registration rights relating to the shares of our Class A common stock and Class B common stock owned by SAP, Q II and Silver Lake. Registration of those shares under the Securities Act would permit SAP, Q II, Silver Lake and their permitted transferees registration rights agreement to sell their respective shares into the public market.
We will be obligated to pay cash to settle any Qualtrics Rights or SAP RSUs that were not tendered in the January 2021 exchange offer.
In January 2021, we conducted a voluntary exchange offer pursuant to which we offered eligible employees, including our executive officers, the ability to exchange their existing Qualtrics Rights and SAP RSUs for awards with underlying shares of our Class A common stock. According to the existing award terms, upon vesting we will be obligated to pay cash to settle any Qualtrics Rights and SAP RSUs that were not tendered in the exchange offer.

While the dividend we paid to SAP America in the form of promissory note 1 (as defined herein) was reduced by an amount equal to the cash required to settle any outstanding Qualtrics Rights and SAP RSUs based on the estimated liabilities for such awards at the expiration of the exchange offer, such dividend and promissory note 1 will not be further reduced to reflect any increase in such liabilities subsequent to the expiration of the exchange offer. For example, the cash liabilities for such awards may increase if SAP’s share price increases following the expiration of the exchange offer.
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, financial condition, and results of operations.
As a public company, and particularly after we cease to be an “emerging growth company,” we will incur greater legal, accounting, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the rules and regulations of Nasdaq. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. After we are no longer an “emerging growth company,” we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors, and limit the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws will have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, if such action occurs after SAP ceases to be the beneficial owner of a majority of votes entitled to be cast by the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, such date being referred to as the Written Consent Threshold Date;
•until the Written Consent Threshold Date, allow our stockholders to act by written consent, without a meeting and without prior notice;
•specify that special meetings of our stockholders may only be called by (1) SAP, until the Written Consent Threshold Date, (2) our Executive Chair or Chief Executive Officer or (3) a majority of directors then in office. No business other than that stated in the notice of a special meeting may be transacted at such special meetings;
•provide for a dual-class common stock structure in which holders of our Class B common stock have the ability to control the outcome of certain matters requiring stockholder approval, even if they own significantly less than a majority of the aggregate outstanding shares of our common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•prohibit cumulative voting;
•provide that any vacancy on the board of directors that results from an increase in the number of directors may be filled only by a majority of the board of directors then in office, provided that a quorum is present, and any other vacancy occurring in the board of directors may be filled only by a majority of directors then in office, even if less than a quorum, or by a sole remaining director. However, until the Written Consent Threshold Date, any vacancy caused by the removal of a director by our stockholders may be filled only by our stockholders;
•require that certain provisions of our amended and restated certificate of incorporation, including those relating to (i) corporate opportunities and conflicts of interest between us and SAP, (ii) the consent of SAP as the holder of our Class B common stock, (iii) our amended and restated bylaws, (iv) our board of directors and (v) the indemnification of our directors and officers, may be amended by the affirmative vote of at least 80% of the votes entitled to be cast thereon subject to the rights of holders of our Class B common stock to withhold their consent to the amendment, of the provisions of our amended and restated certificate of incorporation relating to corporate opportunities and conflicts of interest between our company and SAP. All other provisions of our amended and restated certificate of incorporation may be amended by the affirmative vote of a majority of the votes entitled to be cast thereon; and
•allow our board of directors to amend, supplement or repeal our amended and restated bylaws upon the vote of a majority of the board of directors. Our amended and restated certificate of incorporation will provide that, after the Written Consent Threshold Date, the sections of our amended and restated bylaws related to the removal of directors and the required advance notice related to stockholder proposals and nomination of directors by stockholders may only be amended by the affirmative vote of shares representing at least 80% of the votes entitled to be cast by the outstanding common stock, voting as a single class, subject to any voting rights granted to any holders of any preferred stock.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, or the DGCL, which imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our outstanding common stock. Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control or changes in our management could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees or our stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provisions of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to this provision. Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act; provided, however, that our stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the choice of forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
We do not expect to declare dividends in the foreseeable future.
We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business, and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price, which may never occur.
We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.
We are permitted to take advantage of these provisions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.
We may choose to take advantage of some but not all of these reduced reporting requirements. If we take advantage of any of these reduced reporting requirements in future filings, the information that we provide our security holders may be different than the information you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions.

Risks Related to Our Organizational Structure
Our principal asset is our interest in Qualtrics, LLC, and we are, and expect to continue to be, dependent upon the results of operations and cash flows of Qualtrics, LLC and its consolidated subsidiaries and distributions we receive from Qualtrics, LLC.
Qualtrics International Inc. is, and we expect to continue to be, a holding company with no material assets other than our ownership of the capital stock of Qualtrics, LLC and other subsidiaries, which we control. As such, Qualtrics International Inc. has no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the results of operations and cash flows of Qualtrics, LLC and other subsidiaries, and distributions we receive therefrom. There can be no assurance that our direct and indirect subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in any future debt instruments, will permit such distributions. In addition, in the event that the board of directors and stockholders of Qualtrics International Inc. were to approve a sale of all of our direct and indirect interests in Qualtrics, LLC and other subsidiaries, the equity interest of the holders of our common stock would be in a holding company with no material assets other than those assets and other consideration received in such transaction.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We have co-headquarters in Provo, Utah, and Seattle, Washington consisting of approximately 165,000 square feet of space pursuant to a lease that expires in 2030 and approximately 275,000 square feet of space pursuant to a lease that expires in 2034, respectively. We maintain additional offices in multiple locations in the United States and internationally in Australia, Canada, France, Germany, Ireland, Japan, the Netherlands, Poland, Singapore, Spain Sweden, and the United Kingdom. We lease all of our facilities, except that we own one office building in Provo, Utah consisting of approximately 42,000 square feet. In a few instances, we occupy space in SAP’s offices - notably but not exclusively in New York City and Toronto. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
For information on legal proceedings, refer to Note 9. Commitments and Contingencies--Legal Matters in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosure
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Our Class A Common Stock
Our Class A common stock began trading on Nasdaq under the symbol “XM” on January 28, 2021. Prior to that, there was no public trading market for our Class A common stock. Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of March 5, 2021, there were 3 registered stockholders of record of our Class A common stock, and 1 holder of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders
Dividend Policy
In connection with our initial public offering, we declared a $2,392 million dividend on our common stock. The dividend was payable to holders of our common stock as of January 28, 2021, the date of effectiveness of the initial public offering, (which did not include investors purchasing shares of our Class A common stock in the initial public offering). SAP America received the dividend in the form of two promissory notes, which we refer to as “Promissory note 1” and “Promissory note 2.” Q II waived its right to receive the dividend.
We do not intend to pay cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and the consent of the holders of our Class B common stock pursuant to our amended and restated certificate of incorporation, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. Holders of our Class A common stock and our Class B common stock will share equally on a per share basis in any dividend declared on our common stock by our board of directors.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference in our 2021 Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2020.
Recent Sales of Unregistered Securities and Use of Proceeds
Recent Sales of Unregistered Securities
On December 8, 2020, Q II, an entity controlled by Ryan Smith, agreed to purchase 6,000,000 shares of our Class A common stock, at $20.00 per share for an aggregate purchase price of $120 million. This transaction, which we refer to as the Q II investment, was completed on December 21, 2020.
On December 23, 2020, funds affiliated with Silver Lake Technology Management, L.L.C., or Silver Lake, agreed to purchase $550 million of shares of our Class A common stock, comprising (a) 15,018,484 shares at $21.64 per share and (b) $225 million of shares at the initial public offering price, in a concurrent private placement transaction, which we refer to as the Silver Lake investment. This transaction was completed on January 28, 2021.
Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions.
Use of Proceeds
On February 1, 2021, we completed an IPO, in which we issued and sold 59,449,903 shares of our common stock at a public offering price of $30.00 per share, for an aggregate offering price of $1,783.5 million. All shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-251767), which was declared effective on January 28, 2021. We received net proceeds from the IPO of approximately $1,688.3 million, after deducting the underwriting discounts and commissions of $89.2 million and estimated offering related expenses of $6.0 million.
To date, we have used the net proceeds we received from the IPO to repay the intercompany indebtedness to SAP. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on January 28, 2021 pursuant to Rule 424(b)(4).
Issuer Purchases of Equity Securities
None.
Item 6. Selected Consolidated Financial and Other Data
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We created the first experience management platform to manage customer, employee, product, and brand experiences. Our platform serves as a business operating system for Experience Management. The Qualtrics Experience Management Platform, or Qualtrics XM, is a system of action that helps companies design and improve the experiences they provide to their many constituents across these four core experiences.
We have more than 13,500 customers, including 85% of the Fortune 100 as of December 31, 2020. Our revenue was $763.5 million, $591.2 million, and $401.9 million for the years ended December 31, 2020, 2019, and 2018, respectively, representing year-over-year growth of 29% and 47%, respectively. For the years ended December 31, 2020, 2019, and 2018, our net loss was $272.5 million, $1,007.6 million, and $37.3 million, respectively. The results of our operations for the years ended December 31, 2020, 2019, and 2018 were impacted by equity and cash settled stock-based compensation expense and advisory and legal costs related to the 2018 abandoned IPO and the SAP Acquisition.
We generate revenue by selling subscriptions to our XM Platform and integrated solutions, as well as professional services. Over 99% of our contracts have a subscription period of one year or longer, and we primarily bill annually in advance. Subscription revenue comprised over 75% of our total revenue for the year ended December 31, 2020. We have a diversified customer base consisting of organizations of various sizes across virtually all industries. Our largest customer accounted for less than 2% of revenue in 2020, and our largest industries by annual recurring revenue, or ARR, as of December 31, 2020 were financial services, professional and business services, education, technology, government, and healthcare. ARR is calculated by annualizing subscription revenue in the last month of a period.
We price and package our software subscriptions solutions based on the capacity, use case, and functionality needs of our customers. This pricing and packaging includes volume of expected responses, number of users accessing our platform, number of employees, and level of functionality provided, such as dashboards, iQ functionality, and integrations. We have also recently begun to offer use case pricing that simplifies pricing for customers seeking to address specific needs. Our customers often expand their subscriptions as they increase volume of responses, add solutions and integrations, grow users and employees, and increase features and workflows within each solution.
Our professional services consist primarily of research services, through our DesignXM offering, which allows customers to gain market intelligence by procuring a curated group of respondents and returning actionable results, while conforming to best-practice design and methodology, as well as implementations, configurations, and integration and engineering services to help customers deploy our XM Platform. Other professional services revenue consists of consulting and training fees.
Subsequent Events
On February 1, 2021, we completed an IPO, in which we issued and sold 59,449,903 shares of our common stock at a public offering price of $30.00 per share. We received net proceeds of approximately $1,688 million, after deducting the underwriting discounts and commissions of $89.2 million and offering expenses of $6 million. We used the net proceeds from the IPO to repay the intercompany indebtedness to SAP.

On December 23, 2020, Silver Lake Partners VI DE (AIV), L.P. (“Silver Lake”) agreed to purchase $550 million of shares of our Class A common stock, comprising (a) 15,018,484 shares at $21.64 per share and (b) $225 million of shares at the initial public offering price of $30 per share, in a concurrent private placement transaction (the “Silver Lake investment”). On February 1, 2021, we closed our private placement transaction with Silver Lake.
For a description of subsequent events, see Item 8 of Part II, Financial Statements and Supplementary Data - Note 17, “Subsequent Events.”
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations.
Customer Acquisition and Expansion
We are focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of December 31, 2020, we had more than 13,500 customers, including 85% of the Fortune 100. Our customers include businesses of all sizes, academic institutions, and government organizations. We define the number of customers at the end of any particular period as the number of parties or individual legal entities that have entered into a separate subscription contract with us. For avoidance of doubt, international subsidiaries of parent entities are not separately counted, but business units, brands, and academic institutions are counted if they are distinct legal entities. A single organization or customer may have multiple paid business accounts.
Our business model relies on rapidly and efficiently landing new customers and expanding our relationship with them over time. We have a history of attracting new customers, driving expanded use through upselling our XM Platform across the enterprise, and cross-selling through the subsequent deployment of additional solutions throughout the enterprise. Our relationship with SAP has resulted in greater access to enterprise customers and increased cross-sell opportunities through SAP’s customer base.
We continue to increase the number of customers who have entered into larger subscriptions with us. We had 1,338 customers with ARR of $100,000 or more as of December 31, 2020, increased from 1,026 and 720 as of December 31, 2019 and 2018, respectively. Further, as of December 31, 2020, we had 74 customers with ARR of $1 million or more, up from 43 and 27 as of December 31, 2019 and 2018, respectively. The number of customers with ARR of $100,000 or more indicates the strategic importance of our platform for enterprise customers and our ability to both initially land significant accounts and grow them over time.
Investing for Growth
Our investment for growth encompasses multiple critical areas, including international growth, enterprise sales, and product expansion.
Our revenue outside of the United States represented 28%, 26%, and 23% of our total revenue in the years ended December 31, 2020, 2019, and 2018. We initially started our expansion outside of the United States in English-speaking countries, such as Ireland, the United Kingdom, Canada, and Australia, as we were able to leverage our core technologies and go-to-market motion. Since opening our first international office in Dublin, Ireland in 2013, we now have 27 sales offices in countries around the globe.
We continue to evolve our technology to ensure that we are best serving our customers’ needs. We believe this will lead to continued increased retention and positive customer referrals that will continue to generate expansion within current customer organizations and business from new customers. Since 2015, we have established offices in Seattle and Poland to expand our engineering headcount. We continue to invest in research and development to drive product innovation and development.

Strategic Partnerships
In 2018, we announced the launch of QPN. Since then, we have built out our partner network to include over 200 global member companies partnering with us on our platform to help drive breakthrough business outcomes for joint customers. Since the SAP Acquisition in 2019, we have also developed joint go-to-market and product integrations with SAP. We expect our partnerships to extend our sales reach and provide implementation leverage both domestically and internationally, as well as product and technology integrations that will accelerate our product roadmap.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Large Customers
We define our large customers as those spending more than $100,000 in ARR on our XM Platform. We believe that our ability to increase the number of large customers is an indicator of our market penetration, strategic demand for our platform, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and its broad range of capabilities, coupled with the mainstream adoption of cloud-based technology, has expanded the diversity of our large customer base to include organizations of different sizes across virtually all industries.

			Growth Rate
	December 31,		December 31,
	2020	2019	2020	2019
Large customers	1,338	1,026	30%	43%
Net Retention Rate
We calculate our dollar-based net retention rate to measure our ability to retain and expand subscription revenue from our existing customers and is an indicator of the value our platform delivers to customers and our future business opportunities. Our net retention rate compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn.
We calculate our net retention rate on a trailing four-quarter basis. As of December 31, 2020, our net retention rate was 120%. Our net retention rate was 125% and 122% as of December 31, 2019 and 2018, respectively.
To calculate our net retention rate, we first calculate the subscription revenue in one quarter from a cohort of customers that were customers at the beginning of the same quarter in the prior fiscal year, or cohort customers. We repeat this calculation for each quarter in the trailing four-quarter period. The numerator for net retention rate is the sum of subscription revenue from cohort customers for the four most recent quarters, or numerator period, and the denominator is the sum of subscription revenue from cohort customers for the four quarters preceding the numerator period.
SAP Acquisition
Since the SAP Acquisition in January 2019 and until the sale of 6,000,000 shares of our Class A common stock to Q II, we have operated as a wholly owned subsidiary of SAP. Accordingly, our financial results for the year-ended December 31, 2019 differ in comparison to the year-ended December 31, 2018 primarily with respect to sales and marketing expenses and equity and cash settled stock-based compensation expense.
During the year ended December 31, 2020 and 2019, we recorded $19.2 million and $15.2 million, respectively, of sales and marketing costs incurred by SAP for our indirect benefit, such as salaries and benefits of SAP’s sales staff. During the year ended December 31, 2020 and 2019, these expenses were partially offset by $20.2 million and

$8.7 million in charges to SAP for indirect benefits we provided, such as salaries and benefits of Qualtrics’ sales staff to support SAP. We expect these indirect benefits and the related costs to continue in the near future. These amounts may fluctuate from period to period based on the nature and extent of the indirect benefits received and provided.
In 2020 we recorded $224.0 million in equity and cash settled stock-based compensation expense compared to $876.2 million and $4.6 million in 2019 and 2018, respectively. The increase from 2018 to 2019 was due to performance based awards that were recognized as a result of the SAP Acquisition and the modification of unvested awards, at the time of the SAP Acquisition, to liability-classified awards to be settled in cash, which resulted in mark-to-market accounting for these awards. The decrease from 2019 to 2020 was primarily due to the timing of vesting of liability-classified awards and the decrease in SAP’s stock price.
Our 2020 stock-based compensation expense of $224.0 million consisted entirely of liability-classified awards. We settled $388.6 million of liability-classified awards in cash in 2020. Our 2019 stock-based compensation expense of $876.2 million consisted of $185.8 million of equity-classified awards recognized as a result of the SAP Acquisition and $690.4 million of liability-classified awards, of which $312.8 million were settled in cash in 2019. Our 2018 stock-based compensation expense of $4.6 million consisted entirely of equity-classified awards.
As a result of this increase in equity and cash settled stock-based compensation, our cost of revenue, research and development, sales and marketing, and general and administrative costs increased significantly in absolute dollars and as a percentage of revenue during the year ended 2019 compared to 2018. These changes are described in additional detail within our results of operations.
SAP Segment Reporting
Since the SAP Acquisition, certain of our financial results have been presented as an operating segment within SAP’s publicly reported financial results. These Euro-reported financial results are prepared under International Financial Reporting Standards, or IFRS, and presented on a non-IFRS basis. The SAP segment results differ from our standalone financial results primarily due to: differences in reporting currency, differences between IFRS and GAAP, differences in the reporting of certain related party transactions between Qualtrics and SAP, SAP’s reporting of expenses related to certain corporate overhead functions, and differences in the reporting related to the SAP Acquisition.
Response to COVID-19
In response to the COVID-19 pandemic, we have taken broad actions to mitigate the impact of this public health crisis on our business. In response, we have implemented, among other measures, a COVID-19 task force, a temporary work from home policy across all offices globally, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees, all of which have the potential to result in a significant disruption to how we operate our business. Our customers and partners have similarly been impacted. Our XM Platform enables customers to focus on managing their customer, employee, product, and brand experiences, which is increasingly important in a digitally connected world. Although we believe our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct or indirect impact on our business, results of operations, and financial condition will depend on future developments that are highly uncertain. We have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, sales productivity, the value and duration of subscriptions, collections of accounts receivable, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition.
We have also experienced, and may continue to experience, certain positive impacts on other aspects of our business, including an increase in sales of our platform to state, local, and federal governments and non-profit organizations to help them navigate through the pandemic. Moreover, we have seen a reduction in certain operating expenses due to reduced business travel, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. At our virtual event Work Different this year, we explored how successful organizations are listening to and taking action on the feedback from their customers and employees to reimagine the future of work. Additionally, we believe that the COVID-19 pandemic could also accelerate customer transformation into digital businesses, which we expect will generate additional opportunities for us in the future.
The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations. In particular, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, see “Risk Factors.”
Components of Our Results of Operations
Revenue
We generate revenue from sales of subscriptions to our XM Platform and related professional services.
Subscription revenue is recognized ratably over the related contractual term, generally beginning on the date that our XM Platform is made available to our customer. Our subscription agreements generally have annual contractual terms, with a growing number having multi-year contractual terms. Our agreements generally cannot be canceled with refund. We primarily bill in advance for our annual contracts and annually in advance for our multi-year contracts. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Subscription revenue as a percentage of total revenue may fluctuate period to period.
Professional services and other revenue consists primarily of research services, implementation services, and engineering services. Research services revenue is recognized upon completion of the project. Our agreements generally cannot be canceled with refund. We typically bill in advance for research services projects, with a number of customers purchasing annual retainers to fund future projects. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Implementation services and engineering services include fees associated with new and expanding customers requesting implementation, integration, customization, consulting, and other services. We price these services on a fixed fee basis. Our agreements generally cannot be canceled with refund. We typically bill in advance for professional services and other revenue. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. We continue to increase deployment of partners to fulfill certain of these services, especially implementation services, and we generally expect professional services and other revenue to decrease as a percentage of total revenue in the long term, although this percentage may fluctuate from period to period.
Cost of revenue and gross margin
Cost of revenue. Our cost of subscription revenue includes expenses related to operating our XM Platform in data centers, depreciation of our data center equipment, and the amortization of our capitalized internal-use software and acquired technology. Subscription cost of revenue also includes employee-related costs associated with our customer support and XM Platform operations organizations. Our cost of professional services and other revenue includes vendor costs and employee-related costs associated with the delivery of these services. Additionally, we make allocations of certain overhead costs, primarily based on headcount, to each of these costs of revenue. Allocated overhead includes costs such as facilities, including lease expense, utilities, depreciation on leasehold improvements, and shared information technology costs. We expect our cost of revenue will increase in absolute dollars in future periods as we continue to invest in our business.
Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of capital expenditures and the related depreciation expense, or other changes in equity and cash settled stock-based compensation, employee-related costs, infrastructure costs, revenue mix, timing of completion of professional services projects, as well as revenue fluctuations. Excluding the impact of equity and cash settled stock-based compensation expense, we generally expect our gross margin to remain relatively consistent in the near term and to increase modestly in the long term, although our gross margin may fluctuate from period to period depending on the interplay of all of these factors.
Operating expenses
Research and development. Our research and development expenses consist primarily of employee-related costs for our engineering, product, and design teams, and allocated overhead.
We plan to continue to hire employees for our engineering, product, and design teams to support our efforts to enhance the functionality and improve the reliability, availability, and scalability of our XM Platform. Excluding the impact of equity and cash settled stock-based compensation expense, we expect our research and development expenses to increase in absolute dollars in future periods, to remain relatively consistent as a percentage of our revenue in the near term, and to decrease as a percentage of our revenue over the long term, although our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Sales and marketing. Our sales and marketing expenses relate to both inside and outbound sales activities, as well as expansion efforts with our current customers. The expenses consist primarily of employee-related costs, marketing programs and events, including our X4 Summit, lead generation fees, indirect benefits received from SAP net of indirect benefits we provide to SAP, and allocated overhead. Sales commissions earned by our sales team and the related payroll taxes, that we consider to be incremental and recoverable costs of obtaining a contract with an organization, are deferred and amortized over an estimated period of benefit of five years.
We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns. Excluding the impact of equity and cash settled stock-based compensation expense, we expect that sales and marketing expenses will increase in absolute dollars in future periods; however, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our finance, legal, people operations, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, and non-income based taxes.
We expect to incur additional general and administrative expenses to support our growth as well as our transition to being a publicly traded company. Excluding the impact of equity and cash settled stock-based compensation expense, we expect that general and administrative expenses will increase in absolute dollars in future periods. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Other non-operating income (expense), net
Other non-operating income (expense), net consists of other non-operating gains or losses, including those related to interest income and foreign currency transaction gains and losses.
Provision for income taxes
Provision for income taxes consists primarily of income taxes related to the U.S. and other foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance.
Income taxes as presented in our consolidated financial statements attribute current and deferred income taxes of SAP to our standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes, or ASC 740. Accordingly, our income tax provision was prepared following the separate return method. The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a standalone enterprise. As a result, actual transactions included in the consolidated financial statements of SAP may not be included in our separate consolidated financial statements. Similarly, the tax treatment of certain items reflected in our consolidated financial statements may not be reflected in the consolidated financial statements and tax returns of SAP. Therefore, such items as net operating losses, credit carry-forwards and valuation allowances may exist in the standalone financial statements that may or may not exist in SAP’s consolidated financial statements. As such, our income taxes as presented in these consolidated financial statements may not be indicative of the income taxes that we will generate in the future.
As described above, we have calculated the income taxes in our consolidated financial statements on a separate return basis. However, we were in actuality included in the consolidated, combined or unitary U.S. federal and state income tax returns with SAP America and its affiliates. As a result, a portion of our net operating loss and credit carryforwards would not be available for our use in future tax periods as the net operating losses, or underlying deductions, and credits have already been partially absorbed by SAP America.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Revenue:
Subscription	$575,397	$430,038	$295,528
Professional services and other	188,125	161,117	106,380
Total revenue	763,522	591,155	401,908
Cost of revenue(1)(2):
Subscription	62,671	67,982	35,785
Professional services and other	135,816	117,509	66,929
Total cost of revenue	198,487	185,491	102,714
Gross profit	565,035	405,664	299,194
Operating expenses(1)(2):
Research and development	212,795	242,124	65,925
Sales and marketing	431,794	440,325	192,142
General and administrative	175,499	717,363	74,248
Total operating expenses	820,088	1,399,812	332,315
Operating loss	(255,053)	(994,148)	(33,121)
Other non-operating income (expense), net	(972)	(486)	169
Loss before income taxes	(256,025)	(994,634)	(32,952)
Provision for income taxes	16,477	12,999	4,356
Net loss	$(272,502)	$(1,007,633)	$(37,308)
________________
(1)Includes equity and cash settled stock-based compensation expense, as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cost of subscription revenue	$4,632	$24,136	$4
Cost of professional services and other revenue	6,737	17,168	144
Research and development	68,355	130,809	2,228
Sales and marketing	37,877	115,581	708
General and administrative	106,412	588,532	1,516
Total stock-based compensation, including cash settled(a)	$224,013	$876,226	$4,600
_________________
(a)As a result of the SAP Acquisition, our stock-based compensation expense reflects the recognition of both equity-classified awards and liability-classified awards. Liability-classified awards are settled in cash in accordance with SAP’s employee equity compensation programs. 2020 stock-based compensation expense consisted of $224.0 million of liability-classified awards. During the year ended December 31, 2020 awards of $388.6 million were settled in cash. 2019 stock-based compensation expense consisted of $185.8 million of equity-classified awards that was recognized as a result of the SAP Acquisition, and $690.4 million of liability-classified awards, of which $312.8 million were settled in cash in 2019. 2018 stock-based compensation expense consisted entirely of equity-classified awards. Liability-classified awards are recorded according to mark-to-market accounting.

(2)Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cost of subscription revenue	$1,062	$1,160	$703
Sales and marketing	204	204	145
General and administrative	188	114	201
Total amortization of acquired intangible assets	$1,454	$1,478	$1,049
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	Year Ended December 31,
	2020	2019	2018
	(as a % of revenue)
Revenue:
Subscription	75	73	74
Professional services and other	25	27	26
Total revenue	100%	100%	100%
Cost of revenue:
Subscription	8	11	9
Professional services and other	18	20	17
Total cost of revenue	26	31	26
Gross profit	74	69	74
Operating expenses:
Research and development	28	41	16
Sales and marketing	57	74	48
General and administrative	23	121	18
Total operating expenses	108	236	82
Operating loss	(34)	(167)	(8)
Other non-operating income, net	—	—	—
Loss before income taxes	(34)	(167)	(8)
Provision for income taxes	2	2	1
Net loss	(36)%	(169)%	(9)%
Comparison of the years ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(In thousands)
Subscription revenue	$575,397	$430,038	$145,359	34%
Professional services and other revenue	188,125	161,117	$27,008	17%
Total revenue	$763,522	$591,155	$172,367	29%
Subscription revenue increased by $145.4 million, or 34%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This increase was due primarily to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019, approximately $92.0 million was attributable to existing customers and approximately $53.4 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $27.0 million, or 17%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to an increase in revenue from large customers, who generally require more services.
Cost of revenue, gross profit, and gross margin

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$62,671	$67,982	$(5,311)	(8)%
Cost of professional services and other revenue	135,816	117,509	18,307	16%
Total cost of revenue	198,487	185,491	12,996	7%

Subscription gross profit	512,726	362,056	150,670	42%
Professional services and other gross profit	52,309	43,608	8,701	20%
Total gross profit	$565,035	$405,664	$159,371	39%

Subscription gross margin	89%	84%
Professional services and other gross margin	28%	27%
Total gross margin	74%	69%
Cost of subscription revenue decreased $5.3 million, or 8%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, while subscription revenue grew 34% over the same period. This decrease was driven by a $19.5 million decrease in stock-based compensation expense primarily due to fluctuations in SAP’s stock price related to liability-classified awards, partially offset by a $6.7 million increase in employee-related costs from headcount growth, a $5.9 million increase in server costs, and a $1.5 million increase in amortization of internal-use software. Cost of professional services and other revenue increased $18.3 million, or 16%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was driven by a $19.2 million increase in employee-related costs from headcount growth and a $11.1 million increase in professional services vendor costs, offset partially by a $10.4 million decrease in stock-based compensation expense and a $1.6 million decrease in travel-related expenses.
Our gross margins increased from 69% during the year ended December 31, 2019 to 74% during the year ended December 31, 2020, due primarily to a decrease in equity and cash settled stock-based compensation expense of $29.9 million, as described above.
Operating Expenses
Research and development

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(In thousands)
Research and development	$212,795	$242,124	$(29,329)	(12)%
Research and development expenses decreased $29.3 million, or 12%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease was driven by a $62.5 million decrease in stock-

based compensation expense, partially offset by a $33.8 million increase in employee-related costs from headcount growth as we continue to add to and enhance our products.
Sales and marketing

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(In thousands)
Sales and marketing	$431,794	$440,325	$(8,531)	(2)%
Sales and marketing expenses decreased $8.5 million, or 2%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease in sales and marketing was primarily driven by a $77.7 million decrease in stock-based compensation expense and a $9.2 million decrease in travel-related expenses resulting from the COVID-19 pandemic, partially offset by a $75.1 million increase in employee-related costs from headcount growth and a $3.3 million increase in marketing spend.
General and administrative

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(In thousands)
General and administrative	$175,499	$717,363	$(541,864)	(76)%
General and administrative expenses decreased $541.9 million, or 76%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease in general and administrative expenses was primarily driven by a $482.1 million decrease in stock-based compensation expense and a $62.7 million decrease in advisory and legal costs related to the SAP acquisition.
Other non-operating income (expense), net
Other non-operating income (expense), net decreased $(0.5) million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This immaterial change for the periods results from immaterial changes in interest income due to differences in average cash balances and interest rates and immaterial changes in foreign currency transactions gains and losses.
Provision for income taxes
Provision for income taxes increased $3.5 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, due to our growth internationally and increases in tax reserves.
Our effective tax rate decreased to (6.4)% for the year ended December 31, 2020, as compared to (1.3)% for the year ended December 31, 2019. The decrease was primarily driven by differences in our effective tax rate for the respective years, as described below.
Our effective tax rate for the year ended December 31, 2020 was (6.4)%. The difference between the U.S. statutory rate of 21% and our effective tax rate is primarily driven by rate increases due to tax reserves, foreign taxes, and the impact of valuation allowances recorded against current year losses in the United States.
Our effective tax rate for the year ended December 31, 2019 was (1.3)%. The difference between the U.S. statutory rate of 21% and our effective tax rate is primarily driven by rate adjustments due to tax reserves, non-deductible stock compensation, foreign taxes, and the impact of valuation allowances recorded against current year losses in the United States.

Comparison of the years ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(In thousands)
Subscription revenue	$430,038	$295,528	$134,510	46%
Professional services and other revenue	161,117	106,380	54,737	51%
Total revenue	$591,155	$401,908	$189,247	47%
Subscription revenue increased by $134.5 million, or 46%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was due primarily to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the year ended December 31, 2019 compared to the year ended December 31, 2018, approximately $84.0 million was attributable to existing customers and approximately $50.5 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $54.7 million, or 51%, from the year ended December 31, 2018 to the year ended December 31, 2019. This increase was primarily due to the growth of our research services offering, as well as an increase in revenue from large customers, who generally require more services.
Cost of revenue, gross profit, and gross margin

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$67,982	$35,785	$32,197	90%
Cost of professional services and other revenue	117,509	66,929	50,580	76%
Total cost of revenue	185,491	102,714	82,777	81%

Subscription gross profit	362,056	259,743	102,313	39%
Professional services and other gross profit	43,608	39,451	4,157	11%
Total gross profit	$405,664	$299,194	$106,470	36%

Subscription gross margin	84%	88%
Professional services and other gross margin	27%	37%
Total gross margin	69%	74%
Cost of subscription revenue increased $32.2 million, or 90%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, while subscription revenue grew 46% over the same period. This increase was driven by a $24.2 million increase in equity and cash settled stock-based compensation expense, a $4.4 million increase in employee-related costs from headcount growth, a $2.5 million increase in amortization of internal-use software, and a $1.1 million increase in server costs. Cost of professional services and other revenue increased $50.6 million, or 76%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was driven by a $23.1 million increase in employee-related costs from headcount growth, a $17.0 million increase in equity and cash settled stock-based compensation expense, and a $10.5 million increase in professional services vendor costs.
Our gross margins decreased from 74% in 2018 to 69% in 2019, due primarily to an increase in equity and cash settled stock-based compensation expense of $41.2 million, as described above.

Operating Expenses
Research and development

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(In thousands)
Research and development	242,124	65,925	$176,199	267%
Research and development expenses increased $176.2 million, or 267%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was driven by a $128.6 million increase in equity and cash settled stock-based compensation expense, a $39.4 million increase in employee-related costs from headcount growth as we continue to add to and enhance our products, and a $7.1 million increase in allocated overhead costs, partially offset by a $3.2 million increase in capitalized internal-use software.
Sales and marketing

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(In thousands)
Sales and marketing	440,325	192,142	$248,183	129%
Sales and marketing expenses increased $248.2 million, or 129%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in sales and marketing was primarily driven by a $114.9 million increase in equity and cash settled stock-based compensation expense, $118.9 million in employee-related costs from headcount growth and sales costs incurred by SAP, including increased sales commission expenses due to increased billings. Additional increases include $14.4 million in marketing campaign expenses.
General and administrative

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(In thousands)
General and administrative	717,363	74,248	$643,115	866%
General and administrative expenses increased $643.1 million, or 866%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in general and administrative expenses was primarily driven by a $587.0 million increase in equity and cash settled stock-based compensation expense, a $35.9 million increase in acquisition-related costs, and a $13.5 million increase in employee-related costs driven by headcount growth to support expansion of the business.
Other non-operating income (expense), net
Other non-operating income (expense), net decreased $0.5 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to a decrease in interest income of $0.6 million resulting from lower average cash balances throughout 2019 compared to 2018.
Provision for income taxes
Provision for income taxes increased $8.6 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to our growth internationally.
Our effective tax rate increased to (1.3)% for the year ended December 31, 2019, as compared to (13.2)% for the year ended December 31, 2018. The increase was primarily driven by differences in our effective tax rate for the respective years, as described below.

Our effective tax rate for the year ended December 31, 2019 was (1.3)%. The difference between the U.S. statutory rate of 21% and our effective tax rate is primarily driven by rate adjustments due to tax reserves, non-deductible stock compensation, foreign taxes, and the impact of valuation allowances recorded against current year losses in the United States.
Our effective tax rate for the year ended December 31, 2018 was (13.2)%. The difference between the U.S. statutory rate of 21% and our effective tax rate is primarily driven by rate adjustments due to changes in the valuation allowances recorded against current year losses in the United States, which was partially offset by a rate adjustment due to tax credits.
Quarterly Results of Operations
The following table sets forth our unaudited quarterly statements of operations data for each of the last eight quarters ended December 31, 2020. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our future results of operations that may be expected for any future period.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(In thousands)
Revenue:
Subscription	$160,397	$148,259	$138,476	$128,265	$120,476	$110,497	$102,453	$96,612
Professional services and other	53,169	44,590	42,567	47,799	52,331	41,484	34,379	32,923
Total revenue	213,566	192,849	181,043	176,064	172,807	151,981	136,832	129,535
Cost of revenue(1)(2):
Subscription	15,697	16,362	16,896	13,716	16,419	13,936	13,396	24,231
Professional services and other	35,756	32,674	33,178	34,208	36,817	29,564	27,017	24,111
Total cost of revenue	51,453	49,036	50,074	47,924	53,236	43,500	40,413	48,342
Gross profit	162,113	143,813	130,969	128,140	119,571	108,481	96,419	81,193
Operating expenses(1)(2):
Research and development	43,810	62,065	71,431	35,489	58,658	42,110	53,376	87,980
Sales and marketing	109,019	103,008	112,672	107,095	112,871	93,130	97,045	137,279
General and administrative	20,274	60,731	72,007	22,487	93,021	59,022	137,816	427,504
Total operating expenses	173,103	225,804	256,110	165,071	264,550	194,262	288,237	652,763
Operating loss	(10,990)	(81,991)	(125,141)	(36,931)	(144,979)	(85,781)	(191,818)	(571,570)
Other non-operating income (expense), net	(489)	(556)	(412)	485	180	(413)	(228)	(25)
Loss before income taxes	(11,479)	(82,547)	(125,553)	(36,446)	(144,799)	(86,194)	(192,046)	(571,595)
Provision for income taxes	2,996	3,141	1,951	8,389	2,471	4,321	2,226	3,981
Net loss	$(14,475)	$(85,688)	$(127,504)	$(44,835)	$(147,270)	$(90,515)	$(194,272)	$(575,576)

____________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(In thousands)
Cost of subscription revenue	$823	$725	$2,915	$169	$3,189	$2,057	$3,384	$15,506
Cost of professional services and other revenue	544	2,582	3,522	89	3,231	3,678	5,779	4,480
Research and development	5,190	23,919	37,282	1,964	23,675	12,893	26,943	67,298
Sales and marketing	2,944	12,086	19,064	3,783	21,493	11,625	24,732	57,731
General and administrative	(3,537)	44,810	58,642	6,497	74,517	43,007	124,784	346,224
Total stock-based compensation	$5,964	$84,122	$121,425	$12,502	$126,105	$73,260	$185,622	$491,239
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(In thousands)
Cost of subscription revenue	$265	$265	$266	$266	$282	$285	$285	$308
Sales and marketing	51	51	51	51	51	51	51	51
General and administrative	47	47	47	47	27	27	28	32
Total amortization of acquired intangible assets	$363	$363	$364	$364	$360	$363	$364	$391
Quarterly Revenue Trends
Our revenue increased sequentially in each of the quarters presented primarily due to increases in the number of customers and expansion with existing customers. We generally experience seasonality in billings with our customers, and we typically record a higher percentage of billings in our fourth quarter. However, because we recognize subscription revenue ratably over the terms of our subscription agreements, a substantial portion of the subscription revenue that we report in each period is attributable to the recognition of remaining performance obligations relating to agreements that we entered into during previous periods. Consequently, increases or decreases in new or renewal billings in any one period may not be immediately reflected as subscription revenue for that period. For the three months ended December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020, professional services and other revenue decreased as a percentage of total revenue due largely to customer delays in completing research services projects following the COVID-19 pandemic.
Quarterly cost of revenue and gross margin trends
Beginning in 2019, our quarterly subscription cost of revenue fluctuated mainly due to equity and cash settled stock-based compensation expense. Cash settled stock-based compensation expense follows mark-to-market accounting, which results in changes in quarterly periods due to changes in the underlying price of SAP’s stock. Excluding the impacts of stock-based compensation expense, margins have been consistent throughout the quarterly periods shown. Beginning in 2019, our quarterly professional services and other cost of revenue fluctuated mainly due equity and cash settled stock-based compensation expense. Excluding the impacts of stock-based compensation expense, we generally expect our subscription and total gross margin to remain relatively constant in the near term and to increase modestly in the long term as subscription revenue becomes a bigger percentage of our overall revenue. Our subscription and total gross margin may fluctuate from period to period depending on the interplay of all of these factors.
Quarterly operating expense trends
Our quarterly operating expenses fluctuated mainly due to equity and cash settled stock-based compensation expense and advisory and legal costs related to the SAP Acquisition. Excluding the impacts of stock-based compensation expense and costs related to the SAP acquisition, our overall total quarterly operating expenses generally increased sequentially in the quarters presented primarily due to headcount growth in connection with the expansion of our business.
Liquidity and Capital Resources
As of December 31, 2020 we had cash and cash equivalents of $203.9 million. Our cash and cash equivalents consist primarily of cash and money market funds. As of December 31, 2020, we had $23.5 million of our cash and cash equivalents held by our foreign subsidiaries.
We have financed our operations primarily through cash generated from our operations, equity issuances, and proceeds from capital contributions received from SAP in conjunction with the SAP Acquisition and funding of cash settled stock-based compensation expense. Our principal uses of cash in recent periods have been funding our operations, making capital expenditures, and settling equity-based awards.
We believe our existing cash and cash equivalents, together with cash provided by operations and funding obligations from SAP, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new office spaces, the satisfaction of tax withholding obligations for the settlement of future share-based awards, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our XM Platform, and the continuing market acceptance of our platform. With respect to the funding of tax withholding and remittance obligations related to the settlement of share-based awards, we may use a significant portion of our existing cash, including funds raised in our initial public offering and private placements to Q II and Silver Lake. If we elect not to fully fund tax withholding and remittance obligations through cash or if we are unable to do so, we may choose to sell equity or debt securities, or rely on a combination of these alternatives. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. On December 28, 2020, we initiated a voluntary exchange offer pursuant to which we offered our eligible employees, including our executive officers, the ability to exchange their existing cash-settled Qualtrics Rights and cash-settled SAP RSUs for equity-settled awards with underlying shares of our Class A common stock. Upon completion of our initial public offering on January 28, 2021, 5.3 million Qualtrics Rights and 1.3 million SAP RSU awards were exchanged into 12.8 million Qualtrics RSU awards, significantly reducing our liability-classified stock-based awards liability. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net cash flows provided by (used in) operating activities	$(410,722)	$(370,904)	$36,404
Net cash used in investing activities	(89,518)	(33,181)	(32,686)
Net cash flows (used in) provided by financing activities	660,000	329,793	(531)
Effect of exchange rate changes on cash and cash equivalents	1,664	1,316	(1,179)
Net increase (decrease) in cash and cash equivalents	$161,424	$(72,976)	$2,008

Operating activities
Our largest source of operating cash is cash collections from our paying customers for subscriptions to our XM Platform. Our primary uses of cash from operating activities are for employee-related costs, infrastructure-related expenditures, and marketing expenses. Net cash provided by operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses and equity and cash settled stock-based compensation, as well as the effect of changes in operating assets and liabilities.
For the year ended December 31, 2020, net cash used in operating activities was $410.7 million, which resulted from net loss of $272.5 million, adjusted for $224.0 million in stock-based compensation expense, including cash settled of $388.6 million, additional non-cash charges of $89.0 million and net cash inflow of $62.6 million from changes in operating assets and liabilities. Additional non-cash charges primarily consisted of $26.5 million for depreciation and amortization expense, $32.1 million of amortization of deferred contract acquisition costs and $17.2 million related to the reduction of right-of-use assets from operating leases. The outflow from operating assets and liabilities was primarily due $103.7 million increase in accounts receivable due to billings growth and timing of collections, $111.7 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, and $18.4 million increase in prepaid and other assets, partially offset by an increase of $114.3 million in deferred revenue from advance invoicing in accordance with our customer contracts, $22.3 million aggregate increase in accrued liabilities and accounts payable, and a $24.7 million increase in lease liabilities.
For the year ended December 31, 2019, net cash flows used in operating activities was $370.9 million, which resulted from net loss of $1,007.6 million, adjusted for $876.2 million in stock-based compensation expense, including cash settled of $312.8 million, additional non-cash charges of $42.9 million, net cash inflow of $30.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $19.7 million for depreciation and amortization expense, and $19.5 million of amortization of deferred contract acquisition costs. The inflow from operating assets and liabilities was primarily due to an increase of $102.6 million in deferred revenue from advance invoicing in accordance with our revenue contracts, $51.9 million aggregate increase in accrued liabilities and accounts payable, partially offset by $54.3 million increase in accounts receivable due to billings growth and timing of collections, $47.7 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, and $15.7 million increase in prepaid and other assets.
For the year ended December 31, 2018, net cash provided by operating activities was $36.4 million, which resulted from net loss of $37.3 million, adjusted for non-cash charges of $32.9 million and net cash inflow of $40.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $14.8 million for depreciation and amortization expense, $13.4 million of amortization of deferred contract acquisition costs and $4.6 million for equity-classified stock-based compensation expense. The inflow from operating assets and liabilities was primarily due to an increase of $99.1 million in deferred revenue from advance invoicing in accordance with our customer contracts, $29.6 million aggregate increase in accrued liabilities and accounts payable, partially offset by $57.8 million increase in accounts receivable due to billings growth and timing of collections, $27.1 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, and $3.5 million increase in prepaid and other assets.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of property and equipment, particularly for capital expenditures for our data centers, capitalized software, improvements to existing and new office spaces, and business combinations.
Net cash used in investing activities during the year ended December 31, 2020, 2019, and 2018 of $89.5 million, $33.2 million, and $32.7 millions, respectively, resulted primarily from capital expenditures for our XM Platform and office build-outs and the cash paid for business combinations in 2018.

Financing activities
Net cash provided by financing activities of $660.0 million during the year ended December 31, 2020 was due to $540.0 million in proceeds from a capital contribution from SAP and $120.0 million and proceeds from the stock purchase agreement with Q II.
Net cash provided by financing activities of $329.8 million during the year ended December 31, 2019 was due to $869.5 million in proceeds from a capital contribution from SAP offset by $539.7 million related to the settlement of equity-based awards.
Net cash used in financing activities of $0.5 million during the year ended December 31, 2018 was primarily due to the repurchase of our class B common stock.
On December 23, 2020, Silver Lake agreed to purchase $550 million of shares of our Class A common stock, comprising (a) 15,018,484 shares of our Class A common stock at $21.64 per share and (b) $225 million of shares of our Class A common stock at the initial public offering price, in a concurrent private placement. Based on our initial public offering price of $30.00, this resulted in a total of 22,518,484 shares of our Class A common stock purchased. The Class A common stock purchase agreement restricts Silver Lake’s right to sell or transfer the shares of our Class A common stock acquired pursuant to the purchase agreement for a period of 24 months after the effectiveness of the initial public offering registration statement. Pursuant to the Silver Lake investment, we granted Silver Lake certain rights under our stockholders’ agreement, including demand registration rights and “piggyback” registration rights with respect to our Class A common stock that may be exercised after the date that is 24 months after the effectiveness of the initial public offering registration statement, subject to cutback provisions. We have also agreed to appoint Egon Durban, a representative of Silver Lake, to our Board upon the closing of the Silver Lake investment.
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The aggregate transaction price of remaining performance obligations is expected to be recognized as revenue as follows:

	Next 12 Months	Thereafter	Total
As of December 31, 2020	$645,416	$498,950	$1,144,366
As of December 31, 2019	$434,121	$208,562	$642,683
As of December 31, 2018	$303,275	$67,662	$370,937
These amounts are based on our best judgment, as we need to consider estimates of possible future contract modifications. The amount of transaction price allocated to the remaining performance obligations, and changes in this amount over time, are impacted by, among others, currency fluctuations and the contract period of our cloud contracts remaining at the balance sheet date and thus by the timing of contract renewals.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Operating lease commitments	$322,308	$26,802	$52,337	$54,110	$189,059
Non-cancelable purchase obligations	26,782	16,205	10,577	—	—
Total	$349,090	$43,007	$62,914	$54,110	$189,059
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. Purchase orders issued in the ordinary course of business are not included in the table above, as our purchase orders represent authorizations to purchase rather than binding agreements. Tax contingencies are not included in the table above as the period in which payment is due cannot be determined.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Judgments
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve revenue recognition with respect to the determination of the standalone selling prices for our services, valuation of our equity and cash settled stock-based compensation, including the underlying deemed estimated fair value of our common stock, valuation of deferred income tax assets and liabilities, uncertain tax positions, and contingencies and litigation. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue recognition
We recognize revenue from its service/product lines when control is transferred to its customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the services. Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). We account for revenue contracts with customers by applying the requirements of Topic 606, which includes the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in a contract
•Determination of the transaction price

•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, performance obligations are satisfied
Classes of Revenue
We derive revenue from two service/product lines:
Subscription Revenue. We generate revenue primarily from sales of subscriptions to access our XM Platform, together with related support services to our customers. Arrangements with customers do not provide the customer with the right to take possession of the software operating the XM Platform at any time. Instead, customers are granted continuous access to the XM Platform over the contractual period.
Our subscription contracts generally have annual contractual terms while some have multi-year contractual terms. We generally bill annually in advance with net 30 payment terms. Our agreements generally cannot be canceled with refund.
Professional Services and Other Revenue. Professional services and other revenue mainly includes two types of services: research services and professional services. Research services is a solution provided to existing subscription customers with arrangements, which are distinct from subscription revenue services. In addition, we provide professional services associated with new and expanding customers requesting implementation, integration services, and other ancillary services. These services are distinct from subscription revenue services.
Identification of a Contract
For accounting purposes, we treat multiple contracts entered into with the same customer as a single contract if they are entered into at or near the same time and are economically interrelated. We do not combine contracts with closing days more than three months apart because we do not consider them being entered into near the same time. Judgment is required in evaluating whether various contracts are interrelated, which includes considerations as to whether they were negotiated as a package with a single commercial objective, whether the amount of consideration on one contract is dependent on the performance of the other contract, or if some or all goods in the contracts are a single performance obligation.
New arrangements with existing customers can be either a new contract or the modification of prior contracts with the customer. Our respective judgment in making this determination considers whether there is a connection between the new arrangement and the pre-existing contracts, whether the goods and services under the new arrangement are highly interrelated with the goods and services sold under prior contracts, and how the goods and services under the new arrangement are priced. In determining whether a change in transaction price represents a contract modification or a change in variable consideration, we examine whether the change in price results from changing the contract or from applying unchanged existing contract provisions.
Identification of Performance Obligations
Some contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately, if they are distinct. Typically, the products and services outlined in the Classes of Revenue section qualify as separate performance obligations and the portion of the contractual fee allocated to them is recognized separately. Judgment is required, however, in determining whether a good or service is considered a separate performance obligation. In particular for our professional services and implementation activities, judgment is required to evaluate whether such services significantly integrate, customize, or modify the subscription service to which they relate. In this context, we consider the nature of the services and their volume relative to the volume of the subscription service to which they relate. In general, the implementation services for our subscription services go beyond pure setup activities and qualify as separate performance obligations. Non-distinct goods and services are combined into one distinct bundle of goods and services (combined performance obligation).
In rare instances, customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at standalone selling price, or SSP.

We apply judgment in determining whether such options provide a material right to the customer that the customer would not receive without entering into that contract (material right options). In this judgment, we consider, for example, whether the options entitle the customer to a discount that exceeds the discount granted for the respective goods or services sold together with the option.
Determination of Transaction Price
We apply judgment in determining the amount to which we expect to be entitled in exchange for transferring promised goods or services to a customer. This includes estimates as to whether and to what extent subsequent concessions or payments may be granted to customers and whether the customer is expected to pay the contractual fees. In this judgment, we consider our history both with the respective customer and more broadly.
If our services do not meet certain service level commitments, certain customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. Historically, we have not experienced any significant incidents affecting the defined levels of reliability and performance as required by our subscription contracts. Accordingly, any estimated refunds related to these agreements in the consolidated financial statements is not material during the periods presented.
We applied the practical expedient in Topic 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. We determined that no significant financing component existed on our multi-year contracts, as these contracts were structured for purposes other than obtaining financing from customers. Additionally, prices are generally fixed at contract inception; therefore, our contracts do not contain a significant amount of variable consideration.
Allocation of Transaction Price
The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling prices considering market conditions and based on overall pricing objectives such as observable standalone selling prices, and other factors, including the value of contracts, types of services sold, customer demographics, and the number and types of users within such contracts. We have established a hierarchy to identify the standalone selling prices that we use to allocate the transaction price of a customer contract to the performance obligations in the contract:
•Where standalone selling prices for an offering are observable and reasonably consistent across customers (that is, not highly variable), our standalone selling price estimates are derived from our respective pricing history.
•Where sales prices for an offering are not directly observable or highly variable across customers, we use estimation techniques. For renewable offerings with highly variable pricing, these techniques consider the individual contract’s expected renewal price as far as this price is substantive. Typically, our subscription offerings follow this approach. For our professional and other services, these estimations typically follow a cost-plus-margin approach.
Judgment is required when estimating standalone selling prices. To judge whether the historical pricing of our goods and services is highly variable, we have established thresholds of pricing variability. For judging whether contractual renewal prices are substantive, we have established floor prices that we use as standalone selling prices whenever the contractual renewal prices are below these floor prices. In judging whether contracts are expected to renew at their contractual renewal prices, we rely on our respective renewal history. We review the standalone selling prices periodically or whenever facts and circumstances change to ensure the most objective input parameters available are used.
Recognition of Revenue
Access to our XM Platform represents a series of distinct services as we continually provide access to and fulfill our obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer.
Revenue from professional services and other revenue related to research services is recognized upon completion because completion and delivery of the results is considered a separate performance obligation satisfied at a point in time. Revenue from professional services and other revenue related to customized software coding is recognized upon completion, because the customer consumes the intended benefit and assumes control upon final completion of the custom coding. Revenue from professional services and other revenue related to implementation and other ancillary services is recognized as the services are performed, because the customer consumes the benefit as the services are provided.
Judgment is required to determine whether revenue is to be recognized at a point in time or over time. For performance obligations satisfied over time, we need to measure progress using the method that best reflects Qualtrics’ performance.
All judgments and estimates mentioned above can significantly impact the timing and amount of revenue to be recognized.
Stock-based compensation, including cash settled
Equity Awards
We measure and recognize compensation expense for stock-based payment awards, including restricted stock awards, or RSAs, restricted stock units, or RSUs, and stock options granted to employees and advisors, based on the grant date fair value of the awards. Awards that will be settled in cash are marked-to-market each quarter. The grant date fair value of stock options is estimated using a Black-Scholes option pricing model. The fair value of stock-based compensation for stock options is recognized on a straight-line basis over the period during which services are provided in exchange for the award. The grant date fair value of RSAs and RSUs is estimated based on the fair value of the underlying common stock. Awards which contain both service-based and performance conditions are recognized using the accelerated attribution method.
As discussed in detail in Note 12, we issue two types of RSAs, one-tier and two-tier. One-tier RSAs vest solely on a service-based condition. For these awards, we recognize stock-based compensation expense on a straight-line basis over the vesting period. Two-tier RSAs contain both a service-based condition and performance condition, defined as the earlier of (i) an acquisition or change in control of the Company or (ii) upon the occurrence of an initial public offering by the Company. A change in control event and effective registration event are not deemed probable until consummated; accordingly, no expense is recorded related to two-tier RSAs until the performance condition becomes probable of occurring. Awards which contain both service-based and performance conditions are recognized using the accelerated attribution method once the performance condition is probable of occurring.
As discussed in detail in Note 12, all of our RSUs contain both a service-based condition and performance condition, defined as the earlier of (i) an acquisition or change in control of the Company or (ii) upon the occurrence of an initial public offering by the Company. A change in control event and effective registration event are not deemed probable until consummated; accordingly, no expense is recorded related to RSUs until the performance condition becomes probable of occurring. Awards which contain both service-based and performance conditions are recognized using the accelerated attribution method once the performance condition is probable of occurring.
With the SAP Acquisition, the performance condition of two-tier RSAs and RSUs was deemed to be met in January 2019.
In conjunction with the SAP Acquisition, under the terms of the acquisition agreement, unvested RSAs, RSUs, and options held by our employees were exchanged into liability-classified, stock-based awards to be settled in cash, or Qualtrics Rights. Approximately $858 million of the purchase price was related to RSAs, RSUs, and options that were to vest after the SAP Acquisition, contingent upon continued service from employees. The price realized by employees for these time-based awards is $35.00 per share, if the award was granted before January 1, 2018 or if the award was originally granted as an option; provided, that the fixed amount will be reduced by the original exercise price for any Qualtrics Rights that were originally granted as options. If the award was granted on or after January 1, 2018, the amount realized is $35.00 per share, adjusted for changes in the five-day average price of SAP stock for the period immediately preceding the close of the SAP Acquisition compared to SAP’s stock price on the vesting date.
Cash Awards
We measure and recognize compensation expense for cash settled stock-based awards based on the fair value of the awards each quarter until settlement. The fair value of stock-based compensation cash awards that vest solely on a service-based condition is recognized on a straight-line basis over the period during which services are provided in exchange for the award. The fair value is estimated based on the fair value of the underlying stock price or some are valued at $35.00. Awards which contained both service-based and performance conditions are recognized using the accelerated attribution method once the performance condition is probable of occurring.
After the SAP Acquisition, certain executives and employees were granted SAP RSUs, which are virtual shares representing a contingent right to receive a cash payment determined by the SAP share price and the number of share units that ultimately vest. SAP RSUs have a service-based vesting condition over a three-year period. These awards have a cliff vesting period of one year and continue to vest annually thereafter. We began granting SAP RSUs in March 2019. We recognize compensation expense associated with these RSUs ratably on a straight-line basis over the requisite service period. All awards are paid out in cash upon vesting.
We account for forfeitures as they occur; therefore, equity and cash settled stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 has been calculated based on actual forfeitures in our consolidated statements of operations.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about other recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest rate risk
We had cash and cash equivalents of $203.9 million as of December 31, 2020. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
We do not have any long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency. Our revenue is primarily generated in U.S. dollars, Euros, Australian dollars, British pounds sterling, Canadian dollars, New Zealand dollars, Japanese yen, and Singapore dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British pound sterling, and Australian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
We recorded $0.6 million in net foreign currency transaction losses in the year ended December 31, 2020, $0.9 million in net foreign currency transaction losses in the year ended December 31, 2019, and $1.1 million in net foreign currency transaction losses in the year ended December 31, 2018. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended December 31, 2020, 2019, and 2018.
Inflation risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Qualtrics International Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Qualtrics International Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 842 - Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Salt Lake City, Utah
March 9, 2021

Qualtrics International Inc.
Consolidated Balance Sheets
(In thousands, except share and par value)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$203,891	$42,467
Accounts receivable, net of allowance (1)	296,148	193,692
Deferred contract acquisition costs, net	43,429	22,168
Prepaid expenses and other current assets	48,130	37,090
Total current assets	591,598	295,417
Non-current assets:
Property and equipment, net	116,120	51,067
Right-of-use assets from operating leases	195,372	184,838
Goodwill	6,709	6,709
Other intangible assets, net	3,959	5,414
Deferred contract acquisition costs, net of current portion	115,837	54,832
Deferred tax assets	92	3,313
Other assets	9,368	1,694
Total assets	$1,039,055	$603,284

Liabilities, redeemable convertible preferred stock, and deficit
Current liabilities:
Lease liabilities	$7,125	$7,893
Accounts payable (1)	30,452	31,707
Accrued liabilities	225,046	80,029
Liability-classified, stock-based awards	209,286	286,991
Deferred revenue	495,638	382,602
Total current liabilities	967,547	789,222
Non-current liabilities:
Lease liabilities, net of current portion	235,620	182,274
Liability-classified, stock-based awards, net of current portion	76,627	161,237
Deferred revenue, net of current portion	5,477	4,182
Deferred tax liabilities	5,970	—
Other liabilities	16,716	6,889
Total liabilities	$1,307,957	$1,143,804
Commitments and contingencies
Equity (deficit)
Preferred stock, par value $0.0001 per share; authorized 100,000,000 shares; no shares outstanding (2)	—	—
Class A common stock, par value $0.0001 per share; authorized 2,000,000,000 shares; issued and outstanding 6,000,000 and no shares as of December 31, 2020 and 2019 (2)	1	—
Class B common stock, par value $0.0001 per share; authorized 1,000,000,000 shares; issued and outstanding 423,170,610 and 423,170,610 as of December 31, 2020 and 2019 (2)	42	42
Additional paid in capital	1,126,631	586,631
Accumulated other comprehensive income (loss)	3,191	(928)
Accumulated deficit	(1,398,767)	(1,126,265)
Total deficit	(268,902)	(540,520)
Total liabilities, redeemable convertible preferred stock, and deficit	$1,039,055	$603,284
________________
(1)Includes amounts from related parties. See Note 15 for further details
(2)See Note 2 “2020 Stock Split and Capital Reorganization” for further details
The accompanying notes are an integral part of these consolidated financial statements.

Qualtrics International Inc.
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription	$575,397	$430,038	$295,528
Professional services and other	188,125	161,117	106,380
Total revenue	763,522	591,155	401,908
Cost of revenue:
Subscription	62,671	67,982	35,785
Professional services and other	135,816	117,509	66,929
Total cost of revenue	198,487	185,491	102,714
Gross profit	565,035	405,664	299,194
Operating expenses:
Research and development	212,795	242,124	65,925
Sales and marketing	431,794	440,325	192,142
General and administrative	175,499	717,363	74,248
Total operating expenses	820,088	1,399,812	332,315
Operating loss	(255,053)	(994,148)	(33,121)
Other non-operating income (expense), net	(972)	(486)	169
Loss before income taxes	(256,025)	(994,634)	(32,952)
Provision for income taxes	16,477	12,999	4,356
Net loss	$(272,502)	$(1,007,633)	$(37,308)

	Year Ended December 31, 2020	January 23, 2019 through December 31, 2019

Net loss per share attributable to common stockholder, basic	$(0.64)	$(1.76)
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholder, basic	423,334,994	423,170,610
The accompanying notes are an integral part of these consolidated financial statements.

Operating expenses includes:
Stock-based compensation expense as follows:

	Year Ended December 31,
in thousands	2020	2019	2018
Cost of subscription revenue	$4,632	$24,136	$4
Cost of professional services and other revenue	$6,737	$17,168	$144
Research and development	$68,355	$130,809	$2,228
Sales and marketing	$37,877	$115,581	$708
General and administrative	$106,412	$588,532	$1,516
Total stock-based compensation expense, including cash settled(a)	$224,013	$876,226	$4,600
________________
(a)As a result of the SAP Acquisition, our stock-based compensation expense reflects the recognition of both equity-classified awards and liability-classified awards. Liability-classified awards are settled in cash in accordance with SAP’s employee equity compensation programs. 2020 stock-based compensation expense consisted of $224.0 million of liability-classified awards. During the year ended December 31, 2020 awards of $388.6 million were settled in cash. 2019 stock-based compensation expense consisted of $185.8 million of equity-classified awards that was recognized as a result of the SAP Acquisition, and $690.4 million of liability-classified awards, of which $312.8 million were settled in cash in 2019. 2018 stock-based compensation expense consisted entirely of equity-classified awards. Liability-classified awards are recorded according to mark-to-market accounting.
Amortization of acquired intangible assets as follows:

	Year Ended December 31,
in thousands	2020	2019	2018
Cost of subscription revenue	$1,062	$1,160	$703
Sales and marketing	204	204	145
General and administrative	188	114	201
Total amortization of acquired intangible assets	$1,454	$1,478	$1,049

Qualtrics International Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(272,502)	$(1,007,633)	$(37,308)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	4,119	(9)	(1,471)
Comprehensive loss	$(268,383)	$(1,007,642)	$(38,779)
The accompanying notes are an integral part of these consolidated financial statements.

Qualtrics International Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2018	183,031,841	$36	—	$—	3,545,242	$1	$137,747	$552	$(81,324)	$56,976
Stock-based compensation expense	—	—	—	—	—	—	4,600	—	—	4,600
Conversion of restricted stock to common stock	—	—	—	—	103,446	—	—	—	—	—
Repurchase of class B common stock	—	—	—	—	(40,000)	—	(531)	—	—	(531)
Net loss	—	—	—	—	—	—	—		(37,308)	(37,308)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,471)	—	(1,471)
Balance, December 31, 2018	183,031,841	$36	—	$—	3,608,688	$1	$141,816	$(919)	$(118,632)	$22,266
Stock-based compensation expense	—	—	—	—	—	—	185,792	—	—	185,792
Settlement of vested stock-based awards	—	—	—	—	—	—	(539,707)	—	—	(539,707)
Modification of equity awards to liability awards	—	—	—	—	—	—	(70,765)	—	—	(70,765)
Conversion of restricted stock to common stock	—	—	—	—	1,209,466	—	—	—	—	—
Capital restructuring pursuant to reorganization	(183,031,841)	(36)	—	—	418,352,456	41	(5)	—	—	36
Capital contribution	—	—	—	—	—	—	869,500	—	—	869,500
Net loss	—	—	—	—	—	—	—	—	(1,007,633)	(1,007,633)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(9)	—	(9)
Balance, December 31, 2019	—	$—	—	$—	423,170,610	$42	$586,631	$(928)	$(1,126,265)	$(540,520)
Capital contribution from SAP	—	—	—	—	—	—	540,000	—	—	540,000
Sales of class A common stock (1)			6,000,000	1	—	—	—	—	—	1
Net loss	—	—	—	—	—	—	—	—	(272,502)	(272,502)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,119	—	4,119
Balance, December 31, 2020	—	$—	6,000,000	$1	423,170,610	$42	$1,126,631	$3,191	$(1,398,767)	$(268,902)
________________
(1)See Note 11 “Sale of Class A Common Stock” for further details

The accompanying notes are an integral part of these consolidated financial statements.

Qualtrics International Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(272,502)	$(1,007,633)	$(37,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	26,457	19,715	14,787
Reduction of right-of-use assets from operating leases	17,202	9,031	—
Stock-based compensation expense, including cash settled	224,013	876,226	4,600
Amortization of deferred contract acquisition costs	32,098	19,513	13,368
Deferred income taxes	13,200	(5,321)	143
Changes in assets and liabilities:
Accounts receivable, net	(103,692)	(54,320)	(57,799)
Prepaid expenses and other current assets	(10,773)	(17,533)	(2,573)
Deferred contract acquisitions costs	(111,686)	(47,734)	(27,101)
Other assets	(7,592)	1,801	(910)
Lease liabilities	24,741	(6,375)	—
Accounts payable	(282)	7,219	12,350
Accrued liabilities	22,546	44,662	17,194
Deferred revenue	114,331	102,562	99,077
Other liabilities	9,826	55	576
Settlement of stock-based payments liabilities	(388,609)	(312,772)	—
Net cash flows provided by (used in) operating activities	(410,722)	(370,904)	36,404

Cash flows from investing activities
Cash paid for intangible assets	—	—	(1,500)
Cash paid for business combinations, net of cash acquired	—	—	(9,865)
Purchases of property and equipment	(89,518)	(33,181)	(21,321)
Net cash flows used in investing activities	(89,518)	(33,181)	(32,686)

Cash flows from financing activities
Proceeds from capital contributions from SAP	540,000	869,500	—
Proceeds from issuance of class A common stock	120,000	—	—
Settlement of equity-based awards	—	(539,707)	—
Repurchase of class B common stock	—	—	(531)
Net cash flows (used in) provided by financing activities	660,000	329,793	(531)
Effect of changes in exchange rates on cash and cash equivalents	1,664	1,316	(1,179)
Net increase (decrease) in cash and cash equivalents	161,424	(72,976)	2,008
Cash and cash equivalents as at 1 January	42,467	115,443	113,435
Cash and cash equivalents as at 31 December	$203,891	$42,467	$115,443

Supplemented cash flow disclosures
Cash paid for income taxes, net of tax refunds	$11,356	$4,034	$1,146
Cash paid for operating leases, net of incentives received	18,579	10,932	—

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$741	$1,115	$72
Business combination consideration in accrued liabilities	—	—	600
Right-of-use assets obtained in exchange for lease obligations	26,494	141,240	—
Construction costs capitalized under build-to-suit lease	—	—	2,900

The accompanying notes are an integral part of these consolidated financial statements.

Qualtrics International Inc.
Notes to Consolidated Financial Statements
1.DESCRIPTION OF THE BUSINESS
Qualtrics International Inc. (“Qualtrics” or “the Company”) was incorporated in the state of Delaware in September 2014. Qualtrics has built the first experience management platform (“XM Platform”) to manage customer, employee, product, and brand experiences. The Company sells subscriptions to its XM Platform and provides professional services primarily consisting of research services, implementation services, and engineering services.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
On January 23, 2019, SAP SE (“SAP”) acquired all outstanding shares of Qualtrics International Inc. for approximately $8.0 billion in cash and push down accounting was not elected to be used at the time of acquisition (the “SAP Acquisition”). Since the SAP Acquisition, the operations of Qualtrics have been included in SAP’s consolidated financial statements. Qualtrics continues to operate as separate legal entities and will continue to be presented as a separate segment within SAP’s consolidated financial statements. Certain contracts for Qualtrics products are legally owned by SAP entities and the related revenues, expenses, assets and liabilities will remain with SAP. Qualtrics receives a royalty charge from SAP for these arrangements.
The financial statements have been derived from the consolidated financial statements and accounting records of SAP using the historical results of operations and historical basis of assets and liabilities for Qualtrics and its wholly owned subsidiaries. All intercompany transactions and balances of Qualtrics and its wholly owned subsidiaries have been eliminated in consolidation. Since the SAP Acquisition, Qualtrics has functioned as part of the larger group of companies controlled by SAP. However, due to the relative short period since the SAP Acquisition, Qualtrics largely continued to operate as a standalone operation and had not yet been fully integrated into the SAP group of companies, with limited use of corporate overhead functions. For that reason, it was not required to carve out or carve in any material assets or liabilities on the balance sheet. Additionally, due to the limited integration efforts, Qualtrics’ benefit from direct or indirect corporate overhead functions such as human resources, marketing, accounting or legal were also limited. Any allocated expenses from SAP were included in the financial statements. Certain other costs incurred by SAP for the direct benefit of Qualtrics, such as payroll services, have been directly charged to Qualtrics and included in Qualtrics’ financial statements. Services provided by the SAP entities for Qualtrics are recorded in the Qualtrics legal entities.
Management believes the assumptions underlying the financial statements and the above allocations are reasonable. However, the financial statements included herein may not necessarily reflect results of operations, financial position and cash flows as if Qualtrics had operated as a standalone company during all periods presented. Accordingly, historical results of Qualtrics should not be relied upon as an indicator of the future performance of Qualtrics.
2018 Stock Split
On October 24, 2018, the Company amended its restated certificate of incorporation to effect a two-for-one reverse stock split of its common stock and redeemable convertible preferred stock. On the effective date of the reverse stock split, (1) each two shares of outstanding redeemable convertible preferred stock and common stock were reduced to one share of redeemable convertible preferred stock and common stock, respectively; (2) the number of shares of common stock issuable under each outstanding option to purchase common stock and issuable upon vesting under each restricted stock unit was proportionately reduced on a two-for-one basis; (3) the exercise price of each outstanding option to purchase common stock was proportionately increased on a two-for-one basis; and (4) corresponding adjustments in the per share conversion prices, dividend rates, and liquidation preferences of the redeemable convertible preferred stock were made. The impact of the stock split has been retroactively applied to the Company’s financial statements.

2019 Merger and Capital Restructuring Pursuant to Reorganization
On January 23, 2019, with the completion of the SAP Acquisition of the Company by a subsidiary of SAP (“Merger”), Merger was merged with and into Qualtrics International Inc. As a result of these and other transactions (collectively referred to herein as the “Reorganization”), the separate corporate existence of Merger ceased, and the Company continues as the surviving corporation. In connection with the Reorganization, all 187,849,989 shares of redeemable convertible preferred stock and common stock of the Company are no longer outstanding. The 423,170,610 shares of common stock of Merger became newly issued and outstanding shares of the surviving corporation. Share and per share information referenced throughout the consolidated financial statements and notes to the consolidated financial statements for the period ended December 31, 2019 have been adjusted to reflect the decreased number of shares outstanding. Due to the impact of the Reorganization, the Company’s capital structure for the year ended December 31, 2018 is not comparable with the Company’s capital structure after the Reorganization. As a result, the presentation of net loss per share for the period prior to such transaction is not meaningful and only net loss per share for periods subsequent to the Reorganization are presented herein.
2020 Stock Split and Capital Reorganization
On December 21, 2020, the Company amended its restated certificate of incorporation to create new classes of preferred stock, Class A and Class B common stock. The Company’s previously outstanding shares of common stock issued on January 23, 2019, were converted into shares of Class B common stock. SAP holds all of the shares of the new Class B common stock. The ownership rights of Class A and Class B common stockholders are the same except with respect to voting, the election of directors, conversion, and certain actions that require the consent of holders of Class B and other protective provisions. See Note 11 for further details related to the terms and conditions of the new equity of the Company. The amended and restated certificate of incorporation effectuated a 4,231,706.1-for-one stock split of the new Class B common stock. The capitalization of the Company, including all share and per share data has been retroactively adjusted back to January, 23, 2019, the date of the SAP acquisition, to reflect the recapitalization. As discussed in the 2019 Merger and Capital Restructuring Pursuant to Reorganization note above, the historical capital structure prior to January 23, 2019 is not comparable to the capital structure after the acquisition by SAP and therefore the historical capital structure is not retroactively adjusted as the presentation would not be meaningful. To retroactively adjust the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit), the stock split is reflected as an adjustment of the capital restructuring pursuant to reorganization that occurred in 2019 of the new Class B shares issued and outstanding of 423,170,610, net of the historical Class B shares that were acquired by SAP.
Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the standalone selling prices for the Company’s services, deferred contract acquisition costs, the period of benefit generated from deferred contract acquisition costs, valuation of the Company’s equity and cash settled stock-based compensation, including the underlying deemed estimated fair value of the Company’s common stock, valuation of deferred income tax assets, uncertain tax positions, contingencies, goodwill and intangible assets, the determination of whether a contract contains a lease, determining the incremental borrowing rate for the calculation of the present value of lease liabilities and litigation accruals. Actual results could differ from those estimates.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the CODM. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment.
Foreign Currency Transactions
The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded in other comprehensive loss. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss.
Gains and losses, whether realized or unrealized, from foreign currency transactions (those transactions denominated in currencies other than the entities’ functional currency) are included in other income (expense), net. The Company recorded $0.6 million in net foreign currency transaction losses in the year ended December 31, 2020, $0.9 million in net foreign currency transaction losses in the year ended December 31, 2019, and $1.1 million in net foreign currency transaction losses in the year ended December 31, 2018.
Revenue Recognition
The Company recognizes revenue from its service/product lines when control is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services. Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue. The Company accounts for revenue contracts with customers by applying the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606 – Revenue from Contracts with Customers (Topic 606), which includes the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in a contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, performance obligations are satisfied
Classes of Revenue
The Company derives revenue from two service/product lines:
Subscription Revenue
The Company generates revenue primarily from sales of subscriptions to access its XM Platform, together with related support services to its customers. Arrangements with customers do not provide the customer with the right to take possession of the software operating the XM Platform at any time. Instead, customers are granted continuous access to the XM Platform over the contractual period.
The Company’s subscription contracts generally have annual contractual terms while some have multi-year contractual terms. The Company generally bills annually in advance with net 30 payment terms. The Company’s agreements generally cannot be canceled with refund.
Professional Services and Other Revenue
Professional services and other revenue mainly includes two types of services: research services and professional services. Research services is a solution provided to existing subscription customers with arrangements, which are distinct from subscription revenue services. In addition, the Company provides professional services associated with new and expanding customers requesting implementation, integration services, and other ancillary services. These services are distinct from subscription revenue services.

Identification of a Contract
For accounting purposes, we treat multiple contracts entered into with the same customer as a single contract if they are entered into at or near the same time and are economically interrelated. We do not combine contracts with closing days more than three months apart because we do not consider them being entered into near the same time. Judgment is required in evaluating whether various contracts are interrelated, which includes considerations as to whether they were negotiated as a package with a single commercial objective, whether the amount of consideration on one contract is dependent on the performance of the other contract, or if some or all goods in the contracts are a single performance obligation.
New arrangements with existing customers can be either a new contract or the modification of prior contracts with the customer. Our respective judgment in making this determination considers whether there is a connection between the new arrangement and the pre-existing contracts, whether the goods and services under the new arrangement are highly interrelated with the goods and services sold under prior contracts, and how the goods and services under the new arrangement are priced. In determining whether a change in transaction price represents a contract modification or a change in variable consideration, we examine whether the change in price results from changing the contract or from applying unchanged existing contract provisions.
Identification of Performance Obligations
Some contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately, if they are distinct. Typically, the products and services outlined in the Classes of Revenue section qualify as separate performance obligations and the portion of the contractual fee allocated to them is recognized separately. Judgment is required, however, in determining whether a good or service is considered a separate performance obligation. In particular for our professional services and implementation activities, judgment is required to evaluate whether such services significantly integrate, customize, or modify the subscription service to which they relate. In this context, we consider the nature of the services and their volume relative to the volume of the subscription service to which they relate. In general, the implementation services for our subscription services go beyond pure setup activities and qualify as separate performance obligations. Non-distinct goods and services are combined into one distinct bundle of goods and services (combined performance obligation).
In rare instances, customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at standalone selling price, or SSP. We apply judgment in determining whether such options provide a material right to the customer that the customer would not receive without entering into that contract (material right options). In this judgment, we consider, for example, whether the options entitle the customer to a discount that exceeds the discount granted for the respective goods or services sold together with the option.
Determination of Transaction Price
We apply judgment in determining the amount to which we expect to be entitled in exchange for transferring promised goods or services to a customer. This includes estimates as to whether and to what extent subsequent concessions or payments may be granted to customers and whether the customer is expected to pay the contractual fees. In this judgment, we consider our history both with the respective customer and more broadly.
If the Company’s services do not meet certain service level commitments, certain customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. Historically, the Company has not experienced any significant incidents affecting the defined levels of reliability and performance as required by its subscription contracts. Accordingly, any estimated refunds related to these agreements in the consolidated financial statements is not material during the periods presented.
The Company applied the practical expedient in Topic 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. The Company determined that no significant financing component existed on its multi-year contracts, as these contracts were structured for purposes other than obtaining financing from customers. Additionally, prices are generally fixed at contract inception; therefore, the Company’s contracts do not contain a significant amount of variable consideration.
Allocation of transaction price
The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines standalone selling prices considering market conditions and based on overall pricing objectives such as observable standalone selling prices, and other factors, including the value of contracts, types of services sold, customer demographics, and the number and types of users within such contracts. We have established a hierarchy to identify the standalone selling prices that we use to allocate the transaction price of a customer contract to the performance obligations in the contract:
•Where standalone selling prices for an offering are observable and reasonably consistent across customers (that is, not highly variable), our standalone selling price estimates are derived from our respective pricing history.
•Where sales prices for an offering are not directly observable or highly variable across customers, we use estimation techniques. For renewable offerings with highly variable pricing across customers, these techniques consider the individual contract’s expected renewal price as far as this price is substantive. Typically, our subscription offerings follow this approach. For our professional and other services, these estimations typically follow a cost-plus-margin approach.
Judgment is required when estimating standalone selling prices. To judge whether the historical pricing of our goods and services is highly variable, we have established thresholds of pricing variability. For judging whether contractual renewal prices are substantive, we have established floor prices that we use as standalone selling prices whenever the contractual renewal prices are below these floor prices. In judging whether contracts are expected to renew at their contractual renewal prices, we rely on our respective renewal history. We review the standalone selling prices periodically or whenever facts and circumstances change to ensure the most objective input parameters available are used.
Recognition of Revenue
Access to our XM Platform represents a series of distinct services as the Company continually provides access to and fulfills its obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer.
Revenue from professional services and other revenue related to research services is recognized upon completion because completion and delivery of the results is considered a separate performance obligation satisfied at a point in time. Revenue from professional services and other revenue related to customized software coding is recognized upon completion, because the customer consumes the intended benefit and assumes control upon final completion of the custom coding. Revenue from professional services and other revenue related to implementation and other ancillary services is recognized as the services are performed, because the customer consumes the benefit as the services are provided.
Judgment is required to determine whether revenue is to be recognized at a point in time or over time. For performance obligations satisfied over time, we need to measure progress using the method that best reflects Qualtrics’ performance.
All judgments and estimates mentioned above can significantly impact the timing and amount of revenue to be recognized.
Contract Balances
The Company bills in advance for annual contracts, and at times enters into non-cancelable multi-year deals. Non-cancelable multi-year deals typically include price escalations each year. The Company recognizes revenue on a straight-line basis over the non-cancelable term and accounts for the difference between straight-line revenue and annual invoice amounts as a contract asset. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of December 31, 2020 were $9.6 million and $6.9 million, respectively. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of December 31, 2019 were $3.7 million and $2.4 million, respectively. The increase in contract assets is due to a higher number of multi-year deals in 2020 compared to 2019.
The Company records contract liabilities to deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer prior to the related performance obligation being fulfilled. In certain circumstances we receive consideration from customers in advance of a specific service being identified. Total consideration received in advance of a specific service being identified totaled $33.8 million and $26.4 million as of December 31, 2020 and 2019, respectively and is included in deferred revenue. The following table shows the amount of revenue included in prior period deferred revenue for each of the Company’s revenue generating solutions:

	Year Ended December 31,
in thousands	2020	2019	2018
Subscription revenue:
Revenue included in prior period deferred revenue	$337,299	$233,811	$160,449
Revenue generated from same period billings	238,098	196,227	135,079
Total subscription revenue	$575,397	$430,038	$295,528
Professional services and other revenue:
Revenue included in prior period deferred revenue	$39,253	$43,539	$3,758
Revenue generated from same period billings	148,872	117,578	102,622
Total professional services and other revenue	$188,125	$161,117	$106,380
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Amounts of a customer contract’s transaction price that are allocated to the remaining performance obligations represent contracted revenue that has not yet been recognized. They include amounts recognized as contract liabilities and amounts that are contracted but not yet due. The future estimated revenue related to unsatisfied performance obligations as of December 31, 2020 was $1,144.4 million, of which approximately $645.4 million is expected to be recognized as revenue over the next twelve months. The future estimated revenue related to unsatisfied performance obligations as of December 31, 2019 was $642.7 million, of which approximately $434.1 million was recognized as revenue in 2020. The future estimated revenue related to unsatisfied performance obligations as of December 31, 2018 was $370.9 million, of which approximately $303.3 million was recognized in 2019. This estimate is based on our best judgment, as it needs to consider estimates of possible future contract modifications. The amount of transaction price allocated to the remaining performance obligations, and changes in this amount over time, are impacted by, among others, currency fluctuations and the contract period of our cloud contracts remaining at the balance sheet date and thus by the timing of contract renewals.

Disaggregation of Revenue
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud platform:

	Year Ended December 31,
in thousands	2020	2019	2018
United States	$552,221	$438,052	$308,394
International	211,301	153,103	93,514
Total revenue	$763,522	$591,155	$401,908
No single country outside the United States accounted for 10% or more of revenue during the years ended December 31, 2020, 2019, and 2018.
Stock-Based Compensation, including cash settled
Equity Awards
The Company measures and recognizes compensation expense for stock-based payment equity awards, including restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and stock options granted to employees and advisors, based on the grant date fair value of the awards. Awards that will be settled in cash are marked-to-market each quarter. The grant date fair value of stock options is estimated using a Black-Scholes option pricing model. The fair value of stock-based compensation for stock options is recognized on a straight-line basis over the period during which services are provided in exchange for the award. The grant date fair value of RSAs and RSUs is estimated based on the fair value of the underlying common stock. Awards which contain both service-based and performance conditions are recognized using the accelerated attribution method.
As discussed in detail in Note 12, prior to the SAP acquisition, the Company issued two types of RSAs, one-tier and two-tier. One-tier RSAs vested solely on a service-based condition. For these awards, the Company recognized stock-based compensation expense on a straight-line basis over the vesting period. Two-tier RSAs and RSUs contained both a service-based condition and performance condition, defined as the earlier of (i) an acquisition or change in control of the Company or (ii) upon the occurrence of an initial public offering by the Company. A change in control event and effective registration event are not deemed probable until consummated; accordingly, no expense was recorded related to two-tier RSAs and RSUs until the performance condition becomes probable of occurring. Awards which contained both service-based and performance conditions were recognized using the accelerated attribution method once the performance condition was probable of occurring.
With the SAP Acquisition, the performance condition of two-tier RSAs and RSUs was deemed to be met in January 2019.
In conjunction with the SAP Acquisition, under the terms of the acquisition agreement, unvested RSAs, RSUs, and options held by employees of Qualtrics were exchanged into liability-classified, stock-based awards to be settled in cash (“Qualtrics Rights”). Approximately $858 million of the purchase price related to RSAs, RSUs, and options that were to vest after the SAP Acquisition, contingent upon continued service from employees. The price realized by employees for these time-based awards is $35.00 per share, if the award was granted before January 1, 2018 or if the award was originally granted as an option; provided, that the fixed amount will be reduced by the original exercise price for any Qualtrics Rights that were originally granted as options. If the award was granted on or after January 1, 2018, the amount realized is $35.00 per share, adjusted for changes in the five-day average price of SAP stock for the period immediately preceding the close compared to SAP’s stock price on the vesting date.
In conjunction with the SAP Acquisition, the Founder Performance Grants described in Note 12 were cancelled. New Founder Grants were granted at the closing date that vest upon continuing employment over a two-year period from the closing date. Certain stock-based awards contained change in control provisions and vesting was accelerated upon close of the SAP Acquisition.

Cash Awards
The Company measures and recognizes compensation expense for stock-based payment cash awards based on the fair value of the awards each quarter until settlement. The fair value of stock-based compensation cash awards that vests solely on a service-based condition is recognized on a straight-line basis over the period during which services are provided in exchange for the award. The fair value is estimated based on the fair value of the underlying SAP stock price or some are valued at $35.00. Awards which contain both service-based and performance conditions are recognized using the accelerated attribution method once the performance condition is probable of occurring.
The Company accounts for forfeitures as they occur; therefore, stock-based compensation expense has been calculated based on actual forfeitures in the Company’s consolidated statements of operations.
Net loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. As there are no potentially dilutive securities, diluted earnings per share attributable to common stockholders has not been presented. For purposes of calculating earnings per share, the Company uses the two-class method. Because both classes of common stock share the same rights in dividends, basic and diluted earnings per share was the same for both common stock classes.
Due to the impact of the SAP Acquisition of Qualtrics, the Company’s capital structure for the years ended December 31, 2019 and 2018 are not comparable. As a result, the presentation of net loss per share for the year ended prior to the transaction is not meaningful and only net loss per share for periods subsequent to the SAP Acquisition of Qualtrics are presented herein.
Cost of Revenue
Cost of revenue includes expenses related to operating the Company’s cloud platform in data centers, depreciation of the Company’s data center equipment, the amortization of the Company’s capitalized internal-use software and acquired technology, and third-party vendor costs to fulfill contracts with customers. Cost of revenue also includes employee-related costs, including salaries, bonuses, equity and cash settled stock-based compensation expense, and employee benefit costs associated with the Company’s customer support, cloud operations, and delivery of professional services. Additionally, the Company makes allocations of certain overhead costs, primarily based on headcount.
Advertising and Promotional Expense
Advertising and promotional expenses are expensed as incurred. Advertising and promotional expenses for the years ended December 31, 2020, 2019, and 2018 were $4.6 million, $3.2 million, and $2.3 million, respectively.
Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. The Company maintains cash and cash equivalents at financial institutions, which at times may not be federally insured or may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on such accounts. Cash and cash equivalents are recorded at cost, which approximates fair value.
Accounts Receivable and Allowances
Accounts receivable are recorded at the invoiced amount, net of allowances. Accounts receivable are typically due within 30 days from the date of invoice. Customer balances outstanding longer than the contractual payment terms are considered past due.

In the event of lack of payment due to a bankruptcy or other credit-related issues of a customer, the Company writes off the related accounts receivable with a charge to bad debt expense in the consolidated statements of comprehensive loss. Bad debt expense was not material in the years ended December 31, 2020, 2019, and 2018.
In the event of lack of payment from a customer for issues unrelated to credit risk, the Company cancels the customer’s subscription access or service and writes off the corresponding accounts receivable with reductions to revenue and deferred revenue. Write-offs to revenue and deferred revenue from cancellations are based upon the composition of revenue recognized and deferred revenue remaining at the time of cancellation.
The Company’s allowances were $30.2 million and $12.0 million as of December 31, 2020 and 2019, respectively. During 2020, $3.0 million of net additions was charged to revenue and $15.2 million of net additions was charged to deferred revenue. During 2019, $1.1 million of net additions was charged to revenue and $1.1 million of net additions was charged to deferred revenue.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. No customer accounted for more than 10% of accounts receivable at December 31, 2020 and 2019. No single customer accounted for 10% or more of total revenue during the years ended December 31, 2020, 2019, and 2018.
Deferred Contract Acquisition Costs, net
Deferred contract acquisition costs, net is stated at gross deferred contract acquisition costs less accumulated amortization. Sales commissions and related payroll taxes for initial software-as-a-service (SaaS) subscription contracts earned by the Company’s sales force are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $111.7 million and $47.7 million during the years ended December 31, 2020 and 2019, respectively.
Sales commissions for renewal contracts are not considered commensurate with the commissions paid for the acquisition of an initial SaaS subscription contract, given the substantive difference in commission rates in proportion to their respective contract values. After the conclusion of the initial contract period, commissions paid on subsequent renewals are commensurate year after year. As such, the Company expenses renewal commissions as incurred.
Deferred contract acquisition costs are amortized over an estimated period of benefit of five years. The period of benefit was estimated by considering factors such as estimated average customer life, the rate of technological change in the subscription service, and the impact of competition in its industry. As the Company’s average customer life significantly exceeded the rate of change in its technology, the Company concluded that the rate of change in the technology underlying the Company’s subscription service was the most significant factor in determining the period of benefit for which the asset relates. In evaluating the rate of change in the technology, the Company considered the competition in the industry, its commitment to continuous innovation, and the frequency of product, platform, and technology updates. The Company determined that the impact of competition in the industry is reflected in the period of benefit through the rate of technological change.
Amortization of deferred contract acquisition costs were $32.1 million, $19.5 million, and $13.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. Amortization of deferred contract acquisition costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.
Property and Equipment, net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated asset lives. Routine maintenance and repairs are charged to expense when incurred. Expenditures that materially increase values, change capacities, or extend the useful lives of the respective assets are capitalized. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations. The estimated useful lives by asset classification are generally as follows:

Computer equipment	3-5 years
Furniture and fixtures	5-10 years
Server equipment	5 years
Vehicles	3 years
Internal-use software	2 years
Buildings	25 years
Leasehold improvements	Lesser of useful life or remaining lease term
Property and equipment subject to depreciation is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.
If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of property and equipment during the years ended December 31, 2020 and 2019.
The following table sets forth property and equipment by geographic area:

	As of December 31,
in thousands	2020	2019
United States	$102,560	$46,361
International	13,560	4,706
Total property and equipment, net	$116,120	$51,067
No single country outside the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of December 31, 2020 and 2019.
Leases
As of January 1, 2019, the Company adopted the lease accounting requirements of ASU 2016-2 Leases (“Topic 842”) using the modified retrospective transition approach. Under Topic 842, the Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. As of December 31, 2020 and 2019, the Company had no finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections available under Topic 842. Leases with a one-year term or less are not recognized on the balance sheet. Additionally, the Company has elected to combine non-lease components with lease components for the purposes of calculating the ROU asset and liabilities, to the extent they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease costs. The Company uses the incremental borrowing rate based on information available at the commencement date in determining the present value of future lease payments. The rate is an estimate of the collateralized borrowing rate the Company would incur on future lease payments over a similar term.
The Company leases facilities under non-cancelable operating lease agreements. Certain of the operating lease agreements contain rent concessions and rent escalations which are included in the present value calculation of minimum lease payments. Topic 842 requires that operating leases recognize expense on a straight-line basis over the lease term. The lease term begins on the date the Company has the right to use the leased property. Lease terms may include options to extend or terminate the lease. These options are included in the ROU asset and lease liability when it is reasonably certain that the option will be exercised. The Company’s lease agreements do not contain residual value guarantees or covenants.
As of December 31, 2018, the Company had recorded $2.9 million in property and equipment, net, and other liabilities relating to a build-to-suit facility lease arrangement in Dublin, Ireland. In accordance with Topic 842, this has been derecognized. This new Dublin lease will not be recognized until the Company has the right to use the facility in 2021.
Prior to the January 1, 2019 adoption of Topic 842, ROU assets and lease liabilities were not recognized for operating leases. Rent concessions and rent escalation provisions were considered in determining the straight-line rent expense to be recorded over the lease term.
Internal-use Software
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of 24 months. The Company recognized amortization expenses of $12.5 million, $11.0 million, and $8.5 million related to capitalized internal-use software for the years ended December 31, 2020, 2019, and 2018, respectively, within cost of subscription revenue.
Goodwill and Other Intangible Assets
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests, which are performed annually on October 1st or more frequently if certain indicators are present. For purposes of assessing the impairment of goodwill, the Company annually estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of goodwill for the years ended December 31, 2020, 2019, and 2018.
Other intangible assets, consisting of developed technology, customer relationships, tradenames, purchased license agreements, developed content, and purchased patents, are stated at cost less accumulated amortization. All other intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives. Developed technology is amortized over 5 to 6 years to cost of subscription revenue and had a weighted average remaining amortization period of 2.0 years as of December 31, 2020. Customer relationships are amortized over 1 to 9 years to sales and marketing expense and had a weighted average remaining amortization period of 6.1 years as of December 31, 2020. Tradenames are amortized over 5 years to general and administrative expense, with a weighted average remaining amortization period of 2.2 years as of December 31, 2020. Purchased license agreements are determined to have definite lives and are amortized over 4 years to cost of subscription revenue, with a weighted average remaining amortization period of 1.3 years as of December 31, 2020. Developed content is amortized over 4 years and included in cost of subscription revenue, with a weighted average remaining amortization period of 1.8 years as of December 31, 2020. Purchased patents are amortized over useful lives ranging from 9 to 16 years to general and administrative expense. The patents’ weighted average remaining amortization period is 7.8 years as of December 31, 2020.

Income Taxes
Income taxes as presented in the consolidated financial statements of Qualtrics attribute current and deferred income taxes of SAP to the Company’s standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes (“ASC 740”). Accordingly, the Company’s income tax provision was prepared following the separate return method. The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a standalone enterprise. As a result, actual transactions included in the consolidated financial statements of SAP may not be included in the separate consolidated financial statements of the Company. Similarly, the tax treatment of certain items reflected in the consolidated financial statements of the Company may not be reflected in the consolidated financial statements and tax returns of SAP. Therefore, such items as net operating losses, credit carry-forwards and valuation allowances may exist in the standalone financial statements that may or may not exist in SAP’s consolidated financial statements. As such, the income taxes of the Company as presented in these consolidated financial statements may not be indicative of the income taxes that the Company will generate in the future.
Certain operations of Qualtrics have historically been included in a consolidated return with other SAP entities. Current obligations for taxes in certain jurisdictions, where the Company files a consolidated tax return with SAP, are deemed settled with SAP for purposes of these consolidated financial statements. Current obligations for tax in jurisdictions where the Company does not file a consolidated return with SAP, including certain foreign and domestic jurisdictions, are recorded as accrued liabilities.
Deferred income tax balances reflect the effects of temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets are recorded for net operating loss (“NOL”) and credit carryforwards.
A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized based on all available positive and negative evidence. Such evidence includes, but is not limited to, recent cumulative earnings or losses, expectations of future taxable income by taxing jurisdiction, and the carry-forward periods available for the utilization of deferred tax assets.
The Company uses a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of pre-tax book income or loss. Significant judgment is required to evaluate uncertain tax positions.
Although the Company believes that it has adequately reserved for its uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company evaluates its uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit, and effective settlement of audit issues.
To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and results of operations.
Fair Value Measurement
The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions, and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
Warranty and Indemnification
The Company includes service level commitments to its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs related to such commitments.
The Company’s contracts include provisions indemnifying customers against liabilities if its products infringe a third-party’s intellectual property rights. The Company has not incurred any costs as a result of such indemnification and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.
Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU 2016-2 Leases (“Topic 842”). The standard requires the recognition of a liability for lease obligations and a corresponding ROU asset on the balance sheet, and disclosure of certain information regarding leasing arrangements. The Company adopted this standard effective January 1, 2019 using the transitional provision of ASU 2018-11, “Leases (Topic 842) Targeted Improvements,” which allows for the adoption of Topic 842 at the beginning of the fiscal year of adoption. Prior periods were not restated. The Company elected to apply practical expedients upon transition to this standard, which allowed the Company to not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contained a lease. The practical expedient to exclude leases with a term of less than twelve months was also elected.
Under adoption of Topic 842, leases previously classified as operating leases are now reported on the balance sheet. The Company recognized operating leases related ROU assets of $52.6 million and lease liabilities of $55.8 million as of January 1, 2019. In addition, the $2.9 million build-to-suit asset and related liability previously recorded as of December 31, 2018 was derecognized. The new guidance does not require recognition until control has been established. Because there are no finance leases, the updated standard did not have a material impact on the consolidated statements of income or cash provided by operating activities.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The update requires measurement and recognition of expected credit losses for financial assets held at amortized cost, including accounts receivable. ASU 2016-13 was amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, and again in April 2019 by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019 by ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. ASU 2016-13, as amended, is effective for annual reporting periods of emerging growth companies beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the standard will be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact on its consolidated financial statements and cannot reasonably estimate the impact on its financial statements at this time.
In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods of emerging growth companies beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. Adoption of the standard requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. We are currently assessing the impact of this standard on our financial condition and results of operations.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following:

	As of December 31,
in thousands	2020	2019
Cash	$203,891	$42,247
Money market mutual funds	—	220
Total cash and cash equivalents	$203,891	$42,467
4.FAIR VALUE MEASUREMENTS
The Company’s cash equivalents with regards to the money market mutual funds are classified within Level 1 of the fair value hierarchy. See Note 2, “Summary of Significant Accounting Policies” for additional details.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
in thousands	2020	2019
Internal-use software	$25,757	$23,365
Server equipment	27,551	21,995
Leasehold improvements	28,377	16,539
Computer equipment	15,589	9,073
Buildings	13,625	8,216
Furniture and fixtures	2,217	2,214
Software	222	222
Construction in progress	47,920	348
Total property and equipment	$161,258	$81,972
Accumulated depreciation and amortization	(45,138)	(30,905)
Property and equipment, net	$116,120	$51,067

The Company recognized depreciation and amortization expense related to its property and equipment as follows:

	Year Ended December 31,
in thousands	2020	2019	2018
Cost of revenue	$18,588	$14,654	$11,248
Research and development	2,010	1,181	638
Sales and marketing	3,667	2,086	1,575
General and administrative	738	316	277
Total depreciation and amortization expense	$25,003	$18,237	$13,738
6.LEASES
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases. The leases have remaining terms of 1 to 13 years. Options to extend for up to 15 years have not been included because they are not reasonably certain.
The components of lease expense were as follows:

	As of December 31,
in thousands	2020	2019
Operating lease cost	$24,420	$13,177
Variable and short-term lease cost	6,171	1,291
Supplemental balance sheet information related to operating leases was as follows:

	As of December 31,
in thousands	2020	2019
Operating lease right-of-use assets	$195,372	$184,838
Operating lease liabilities, current	7,125	7,893
Operating lease liabilities, non-current	235,620	182,274
Total operating lease liabilities	$242,745	$190,167
Other information related to leases was as follows:

	As of December 31,
	2020	2019
Weighted average remaining lease term	11.8 years	12.8 years
Weighted average discount rate	3.19%	3.57%

As of December 31, 2020 and 2019, the maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, was as follows (in thousands):

Fiscal Period	As of December 31,
2020
2021	14,597
2022	23,620
2023	23,951
2024	24,120
2025	24,803
Thereafter	181,712
Total minimum lease payments	$292,803
Less: imputed interest	(50,058)
Total	$242,745

7.OTHER INTANGIBLE ASSETS, NET
Other intangible assets, net consisted of the following:

	As of December 31,
in thousands	2020	2019
Patents	$751	$751
Developed technology	3,070	3,070
Customer relationships	2,100	2,100
Developed content	400	400
Tradename	550	550
License agreements	1,500	1,500
Total intangible assets	$8,371	$8,371
Accumulated amortization	(4,412)	(2,957)
Other intangible assets, net	$3,959	$5,414
The Company recognized amortization expense to cost of revenue of $1.1 million, $1.2 million, and $0.7 million, for the years ended December 31, 2020, 2019, and 2018, respectively. An immaterial amount of amortization expense was recorded to sales and marketing and general and administrative for the years ended December 31, 2020, 2019, and 2018.
Estimated amortization expense for intangible assets for the next five years consists of the following:

As of December 31,
in thousands	2020
2021	1,455
2022	1,104
2023	398
2024	281
2025	274
Thereafter	447
Total	$3,959

8.ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	As of December 31,
in thousands	2020	2019
Accrued wages, bonuses and commissions	$76,842	$45,238
Accrued payroll taxes	2,753	1,742
Share deposit liability (1)	120,000	—
Other accrued expenses	22,037	21,602
Accrued income taxes	3,414	11,447
Total accrued liabilities	$225,046	$80,029
________________
(1)See Note 11 “Sale of Class A Common Stock” for further details
9.COMMITMENTS AND CONTINGENCIES
Leases
An unconditional bank guarantee for $0.8 million with an expiration date of December 31, 2021, was outstanding as of December 31, 2020 and 2019. This bank guarantee is required by the lease agreement on the Company’s Sydney, Australia office.
In March 2018, the Company entered into a lease commitment for additional office space that is currently being constructed in Dublin, Ireland. Upon delivery of the constructed office space, the Company will pay approximately $1.7 million per annum to lease the space. The Company expects the constructed office space to be delivered in 2021. The lease agreement is for 15-years, with a termination option at the election of the Company at the end of the 8th year.
Legal Matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. The Company is not presently a party to any litigation the outcome of which, it believes, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the business, operating results, or financial condition.
10.REDEEMABLE CONVERTIBLE PREFERRED STOCK
The Company applies the SEC staff’s guidance (included in ASC 480-10-S99, SEC Materials) when evaluating the classification for its shares within the balance sheets. A liquidation or winding up of the Company, a greater than 50% change in control, or a sale of substantially all of its assets triggered a redemption of these shares. Therefore, all shares of redeemable convertible preferred stock outstanding as of December 31, 2018 were presented outside of permanent equity as they were contingently redeemable.
As of December 31, 2020 and 2019, no redeemable convertible preferred stock was outstanding after the restructuring of the 183,031,841 shares of redeemable convertible preferred stock in January 2019.

The following table summarizes the redeemable convertible preferred stock outstanding and liquidation preferences – prior to the capital restructuring - as of December 31, 2018:

	Shares		Per share price at issuance (in $)	Liquidation preference (in $)
	Authorized	Outstanding
Series A-1	18,013,088	12,572,189	$2.00	$2,514
Series A-2	94,884,748	88,823,418	2.00	34,161,487
Series A-3	1,400,000	1,399,993	2.00	2,800,000
Series B-1	35,000,000	35,000,000	2.00	70,000,000
Series B-2	27,102,163	27,102,161	4.46	120,833,333
Series B-3	20,204,436	10,102,212	12.38	124,999,996
Series B-4	5,607,344	5,607,341	5.36	30,000,000
Series B-5	4,849,064	2,424,527	12.38	30,000,001
Total	207,060,843	183,031,841		$412,797,331
Upon a liquidation event, as defined in the then current certificate of incorporation, the holders of Series A-1, Series A-2, Series A-3, Series B-1, Series B-2, Series B-3, Series B-4, and Series B-5 redeemable convertible preferred stock were entitled to receive, prior to and in preference to any distribution of the proceeds of such liquidation to common stockholders, an amount per share equal to $0.00, $0.38, $2.00, $2.00, $4.46, $12.38, $5.36, and $12.38, respectively, plus any declared but unpaid dividends on such shares. If the proceeds distributed among the holders of the redeemable convertible preferred stock are insufficient to permit the redeemable convertible preferred stock holders to receive the full payment noted above, then the entire proceeds legally available for distribution would have been distributed ratably among the holders of the redeemable convertible preferred stock in proportion to the full preferential amount that each such holder were otherwise entitled to receive.
Dividends
Holders of the Company’s redeemable convertible preferred stock were entitled to receive dividends, when, as and if declared by the Company’s Board of Directors, on a pro-rata share ownership basis, prior to and in preference of any dividend paid to holders of the Company’s common stock. Such dividends were not cumulative or mandatory. No dividends have been declared in any period presented.
Voting
Each holder of redeemable convertible preferred stock had the right to 10 votes for each share of Class A common stock into which the shares of redeemable convertible preferred stock held by such holder could then be converted.
Conversion
In January 2019, the Company’s redeemable convertible preferred stock were converted to common stock as follows:
At the option of the holder thereof, each share of redeemable convertible preferred stock was converted into a number of shares of Class A common stock that results from dividing the applicable original issue price for such series by the applicable conversion price in effect on the date of conversion (the “Conversion Rate”). Each share of the 183,031,841 redeemable convertible preferred stock was automatically converted into 183,031,841 shares of Class A common stock at the Conversion Rate at the time in effect for such series of redeemable convertible preferred stock upon the closing of the Company’s sale and restructured as discussed in Note 2.
11.COMMON STOCK
On January 23, 2019, with the completion of the SAP Acquisition, all shares of redeemable convertible preferred stock and common stock were retired and new shares of common stock were issued by the surviving corporation.

On December 21, 2020, the Company amended its restated certificate of incorporation to create new shares of preferred stock, Class A and Class B common stock. The following description summarizes certain important terms of our capital stock and of our amended and restated certificate of incorporation and amended and restated bylaws.
Class A Common Stock and Class B Common Stock
Dividend Rights
Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of our Class A common stock and Class B common stock are entitled to receive dividends, out of assets legally available, sharing equally in all such dividends on a per share basis, at the times and in the amounts that our board of directors may determine from time to time.
Voting Rights
Except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters to be voted on by our stockholders and except with respect to the conversion, certain corporate actions that require the consent of holders of Class B common stock and other protective provisions, the holders of Class A common stock and Class B common stock have identical rights. Subject to any rights of any series of preferred stock to elect directors, the holders of our Class A common stock and the holders of our Class B common stock, voting together as a single class, are entitled to elect all directors to our board of directors. In the event that the rights of any series of preferred stock would preclude the holders of our Class A common stock and the holders of our Class B common stock, voting together as a single class, from electing at least one director, the board of directors will increase the number of directors prior to the issuance of that preferred stock to the extent necessary to allow these stockholders to elect at least one director.
Right to Receive Liquidation Distributions
Upon our liquidation, dissolution or winding-up, the holders of our Class A common stock and Class B common stock are entitled to share equally in all of our assets remaining after payment of all liabilities and the liquidation preferences of any outstanding preferred stock.
Conversion
If all or any portion of our Class B common stock is distributed by SAP America, Inc. in a transaction that is intended to be tax-free for U.S. federal income tax purposes (a “Distribution”), shares of our Class B common stock will no longer be convertible into shares of Class A common stock. Prior to any Distribution, all shares of Class B common stock will automatically be converted into shares of Class A common stock upon the transfer of such shares of Class B common stock by SAP to any party that is not beneficially owned by SAP. If a Distribution has not occurred, each share of Class B common stock will also automatically convert into a share of Class A common stock at such time as the number of shares of common stock owned by SAP (and its affiliates) falls below 20% of the outstanding shares of our common stock. All conversions will be effected on a share-for-share basis.
Preferred Stock
Our board of directors is authorized, subject to the approval of our Class B stockholders and subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions, in each case without further vote or action by our stockholders. We have no current plan to issue any shares of preferred stock.
Sale of Class A Common Stock
In December 2020, we entered into a stock purchase agreement with Q II, an entity controlled by Ryan Smith, our founder and executive chair, pursuant to which Q II purchased 6,000,000 shares of our Class A common stock at a price of $20.00 per share for an aggregate purchase price of $120 million. The shares are redeemable at the option of the Company for the 60-day period following June 30, 2021 unless the following conditions have been met: (i)

the closing of our underwritten public offering shall have occurred prior to that date and (ii) Ryan Smith shall remain employed by the Company on that date or his employment shall have been terminated prior to that date by the Company without cause or by him with good reason. If such conditions do not occur, the Company will have 60 days following June 30, 2021 to repurchase the shares. Based on the terms of purchase agreement, the funds received from the Q II purchase are reported within accrued liabilities until the redemption options have expired.
12.STOCK-BASED COMPENSATION
Stock-based compensation expense, including cash settled, for the years ended December 31, 2020, 2019, and 2018 was recorded as follows:

	Year Ended December 31,
in thousands	2020	2019	2018
Cost of subscription revenue	$4,632	$24,136	$4
Cost of professional services and other revenue	6,737	17,168	144
Research and development	68,355	130,809	2,228
Sales and marketing	37,877	115,581	708
General and administrative	106,412	588,532	1,516
Total stock-based compensation expense, including cash settled(1)	$224,013	$876,226	$4,600
______________
(1)As a result of the SAP Acquisition, our stock-based compensation expense reflects the recognition of both equity-classified awards and liability-classified awards. Liability-classified awards are settled in cash in accordance with SAP’s employee equity compensation programs. 2020 stock-based compensation expense consisted of $224.0 million of liability-classified awards. During the year ended December 31, 2020 awards of $388.6 million were settled in cash. 2019 stock-based compensation expense consisted of $185.8 million of equity-classified awards that was recognized as a result of the SAP Acquisition, and $690.4 million of liability-classified awards, of which $312.8 million were settled in cash in 2019. 2018 stock-based compensation expense consisted entirely of equity-classified awards. Liability-classified awards are recorded according to mark-to-market accounting.
Equity Awards
2014 Stock Option and Grant Plan (2014 Plan)
Under the Company’s 2014 Stock Option and Grant Plan, as amended (the “2014 Plan”), the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors, and consultants. The Company issued four types of equity awards under the 2014 Plan, 1) one-tier RSAs, 2) two-tier RSAs, 3) two-tier RSUs, and 4) stock options. Each of these types of equity awards were outstanding as of December 31, 2018, as follows:
•One-tier RSAs, which have a service-based vesting condition over a four-year period. These awards have a cliff vesting period of one year and continue to vest quarterly thereafter. The Company began granting one-tier RSAs under its 2014 Plan in April 2014. The last grant of one-tier RSAs in the 2014 Plan was in August 2014. The Company recognizes compensation expense associated with one-tier RSAs ratably on a straight-line basis over the requisite service period. Additional one-tier RSAs have been issued subsequent to August 2014, outside the 2014 Plan, in relation to business combinations.
•Two-tier RSAs, which have both a service-based vesting condition and a performance vesting condition. The service-based vesting period for these awards is four years with a cliff vesting period of one year and continue to vest quarterly thereafter. The performance vesting condition is satisfied on the earlier of (i) an acquisition or change in control of the Company or (ii) upon the occurrence of an initial public offering by the Company. As of December 31, 2018, no compensation expense related to two-tier RSAs had been recognized, because the performance vesting condition was not satisfied. In January 2019, for two-tier RSAs, at the time the performance condition becomes probable, the Company has recognized the cumulative stock-based compensation expense for the awards that have met their service-based vesting condition using the accelerated attribution method of $1.1 million.
•Two-Tier RSUs, which have both a service-based vesting condition and a performance vesting condition. The service-based vesting period for these awards is generally four years with a cliff vesting period of one year and continue to vest quarterly thereafter. The performance vesting condition is satisfied on the earlier of (i) an acquisition or change in control of the Company or (ii) upon the occurrence of an initial public offering by the Company. The Company began granting two-tier RSUs under its 2014 plan in April 2014. Certain two-tier RSUs contained change in control provisions and vesting was accelerated upon close of the acquisition in January 2019. As of December 31, 2018, no compensation expense related to two-tier RSUs had been recognized because the performance vesting condition was not satisfied. In January 2019, for two-tier RSUs, at the time the performance condition became probable, the Company recognized the cumulative stock-based compensation expense for the awards that have met their service-based vesting condition using the accelerated attribution method of $125.2 million.
•Stock options, which have a service-based vesting period. The Company began granting stock options under its 2014 plan in August 2016. The last grant of stock options in the 2014 Plan was in October 2018. Certain stock options contained change in control provisions and vesting was accelerated upon close of the acquisition in January 2019. The Company records compensation expense related to stock options granted to employees and contractors based on the fair values estimated using the Black-Scholes pricing model on the measurement date. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the Black-Scholes pricing model, including the fair value of its common stock, expected term, expected volatility, risk-free interest rate, and expected dividend yield. These judgments are made as follows:
Fair Value of Common Stock
The absence of an active market for the Company’s common stock required it to estimate the fair value of its common stock for purposes of granting stock options, RSAs as well as RSUs, and for determining equity and cash settled stock-based compensation expense for the periods presented. The Company obtained contemporaneous third-party valuations to assist in determining the estimated fair value of its common stock. These contemporaneous third-party valuations used the methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
The Company considered numerous factors in assessing the estimated fair value of its common stock, including the rights, preferences, and privileges of its redeemable convertible preferred stock relative to those of its common stock; market multiples of comparable public companies in its industry as indicated by their market capitalization and guideline merger and acquisition transactions; the Company’s performance and market position relative to its competitors, who may change from time to time; the Company’s historical financial results and estimated trends and prospects for its future performance; the economic and competitive environment; the likelihood and timeline of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; any adjustments necessary to recognize a lack of marketability for its common stock; and precedent sales of or offers to purchase its common stock.
Expected Term
The Company estimated the expected term using the simplified method, as the Company did not have sufficient historical exercise activity to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method calculated the average period the stock options were expected to remain outstanding as the midpoint between the vesting date and the contractual expiration date of the award.

Expected Volatility
The expected volatility rate was based on an average of the historical volatilities of the publicly traded equity securities of several entities with characteristics similar to those of the Company, as there had been no public market for the Company’s common stock to date and as a result the Company did not have any trading history of its common stock
Risk-Free Interest Rate
The risk-free interest rate was based on the U.S. Treasury security in effect at the time of grant for maturities corresponding with the expected term of the option.
Expected Dividend Yield
The Company had not paid and does not expect to pay dividends. Consequently, the Company used an expected dividend yield of zero.
The fair values of the stock options granted during the year 2018 were calculated using the following assumptions:

As of December 31,
2018
Fair value of underlying common stock	$13.30 - $15.38
Expected term (in years)	6.0 - 6.4
Expected volatility	45.0%
Risk free interest rate	2.5% - 3.0%
Expected dividend yield	—
As of December 31, 2018, 555,839 stock options were vested and exercisable, respectively. The weighted-average exercise prices of the exercisable stock options were $12.80 as of December 31, 2018. The weighted-average remaining contractual term of the exercisable stock options was 7.7 years at December 31, 2018. The aggregate intrinsic value of options vested and expected to vest as of December 31, 2018 was $48.4 million. The aggregate intrinsic value of options exercisable as of December 31, 2018 was $13.8 million.
Founder Awards
In September 2018, the Company’s board of directors approved co-founder equity grants to Messrs. Ryan Smith and Jared Smith. These were the first equity grants offered to the founders in the history of the Company. The grants issued were a mix of time-based grants and performance grants based upon the future success of the Company. The grants included RSUs with respect to 11.25 million shares of Class B common stock in the aggregate, or, collectively, the Founder Grants, of which 9.0 million RSUs were granted to Mr. Ryan Smith, our co-founder and then Chief Executive Officer, and 2.25 million RSUs were granted to Mr. Jared Smith, our co-founder and then President. Subject to satisfaction of a liquidity-based vesting condition, 50% of the Founder Grants vest upon the satisfaction of a service condition (“Founder Time Grants”), and 50% of the Founder Grants vest upon the satisfaction of a service condition and achievement of certain stock price goals (“Founder Performance Grants”), each as described below. The liquidity-based vesting condition for each Founder Grant is the earlier to occur of (i) a Sale Event (as defined in our 2014 Plan) or (ii) the consummation of an initial public offering. Vesting is also contingent upon the individuals maintaining certain positions with the Company.
The Founder Performance Grants were eligible to vest over the five-year period following August 1, 2018. The Founder Performance Grants comprised five tranches that were eligible to vest upon the first applicable vesting date, or Vesting Date, to occur following the achievement of specified stock price goals, for each, a Stock Price Target, measured as a ninety-day rolling average trading price at any time during the 12-month period prior to a Vesting Date. The stock price goals ranged from $35.56 to $71.12 and upon the achievement of each price goal 20% of the shares would vest. In November 2019 the Founder Performance Grants were modified such that upon the Merger with SAP the awards would be terminated and forfeited for no consideration, which occurred in January 2019. No compensation expense related to the Founder Performance Grants had been recognized.
The Founder Time Grants satisfy the service condition over the five-year period following August 1, 2018, with the initial 20% satisfying the service condition on August 1, 2019 and the remaining 80% satisfying the service condition in sixteen equal quarterly installments thereafter. In addition, upon a Sale Event, 50% of any then-unvested portion of the Founder Time Grants would vest in full. At the time the performance condition became probable as a result of the SAP Merger, the Company recognized the cumulative stock-based compensation expense of $52.1 million for the awards that had met the service-based vesting condition using the accelerated attribution method.
In January 2019, the Company’s board of directors approved co-founder equity grants to Messrs. Ryan Smith and Jared Smith. The grants issued are time-based grants. The grants include RSUs with respect to 6.1 million shares of common stock in the aggregate (“Founder New Grants”), of which 4.07 million RSUs were granted to Mr. Ryan Smith, our co-founder and then Chief Executive Officer, and 2.03 million RSUs were granted to Mr. Jared Smith, our co-founder and then President. These awards are subject to the satisfaction of a service condition over a two-year period from the closing date, with the initial 25% satisfying the service condition on July 23, 2019 and the remaining 75% satisfying the service condition in six equal quarterly installments thereafter.
Equity activity for the 2014 Plan – prior to the capital restructuring - was as follows for the years ended December 31, 2019 and 2018:

		Stock options outstanding			One-Tier Restricted Stock Outstanding		Two-Tier Restricted Stock Outstanding		Two-Tier Restricted Stock Units Outstanding
in thousands	Number of shares available for issuance under the 2014 Plan	Number of shares outstanding under the 2014 Plan	Weighted average exercise price per share (in $)	Weighted average remaining contractual term (years)	Number of shares outstanding under the 2014 Plan	Weighted average grant date fair value per share (in $)	Number of shares outstanding under the 2014 Plan	Weighted average grant date fair value per share (in $)	Number of shares outstanding under the 2014 Plan	Weighted average grant date fair value per share (in $)	Weighted average remaining contractual term (years)
Balance at January 1, 2018	563	1,070	12.79	9.40	2,231	0.19	995	0.24	18,230	6.05	5.80
Additional shares authorized	23,214	—	—		—	—	—	—	—	—
Shares granted	(20,556)	824	14.57		—	—	—	—	19,732	14.90
Shares forfeited	982	—	—		—	—	—	—	(982)	9.07
Shares repurchased	—	—	—		(40)	0.26	—	—	—	—
Balance at December 31, 2018	4,203	1,894	13.57	8.20	2,191	0.18	995	0.24	36,980	10.68	5.50
Shares granted	(6,700)	—	—		—	—	—	—	6,700	34.92
Shares cancelled	5,600	—	—		—	—	—	—	(5,600)	15.38
Shares forfeited	192	—	—		—	—	—	—	(192)	2.33
Shares settled	—	(1,498)	13.50		(2,191)	0.18	(995)	0.24	(14,277)	7.52
Shares exchanged	—	(396)	13.81		—	—	—	—	(23,611)	18.46
Cancelled authorized shares	(3,295)	—	—		—	—	—	—	—	—
Balance at December 31, 2019	—	—			—		—		—

Cash Awards
Cash Awards Replacing Pre-Acquisition Qualtrics Awards (Qualtrics Rights)
In conjunction with the acquisition, unvested Restricted Share Awards (RSAs), Restricted Share Units (RSUs), and options held by employees of Qualtrics were exchanged into stock-based cash awards (Qualtrics Rights).
The replacement awards closely mirror the terms of the replaced awards except that:
•The replaced awards were planned to be settled by issuing equity instruments, whereas the replacement awards are settled in cash.
•RSAs, RSUs, and options granted before 2018 and unvested as at the closing date of the Qualtrics acquisition were converted into the right to receive, at the originally agreed vesting dates, an amount in cash equal to the number of RSAs and RSUs held as at the vesting date multiplied by $35.00 per share. The respective amount of options equals the number of options held as at the vesting date multiplied by $35.00 per share less the originally-agreed exercise price.
•RSAs and RSUs granted in 2018 and thereafter and unvested as at the closing date of the Qualtrics acquisition were converted into awards that are indexed to SAP’s share price as follows: SAP’s consideration per share ($35.00) was divided by the average closing price of the SAP share over the five trading days on the closing date (€91.28), translated into US$ ($103.75), and the result (Equity Award Exchange Ratio of 0.3373) was multiplied by the average closing price of the SAP share over the five trading days prior to the exercise or vesting date.
There were 24.7 million unvested Qualtrics Rights as at the closing date of the acquisition, representing a fair value of $848 million. Of the total fair value, $244 million was allocated to pre-modification service, while $604 million was allocated to future services to be provided. Post-modification compensation expense will be recognized as the awards vest over the remainder of the original vesting terms. The remaining vesting periods for such Qualtrics Rights are in a range of up to five years from closing date. In January 2019, at the time of the modification, the Company recognized the cumulative stock-based compensation expense for the awards that have been exchanged of $173.5 million.
The unvested Qualtrics Rights include the converted Founder Grants. All awards are paid out in cash upon vesting. SAP is contractually obligated to contribute the required cash to settle the awards.
From January 23, 2019, through December 31, 2019, 7.8 million Qualtrics Rights vested and were settled by an amount of $311 million in cash. During the year ended December 31, 2020, 7.8 million Qualtrics Rights vested and were settled by an amount of $337 million in cash. The unrecognized expense related to Qualtrics Rights was $69 million and $252 million as of December 31, 2020 and 2019, and will be recognized over a remaining vesting period of up to three years and four years, respectively.
As of December 31, 2020 and 2019, 5.5 million and 11.7 million outstanding Qualtrics Rights were valued based on the SAP share of €107.22 and €120.32, respectively, multiplied by the Equity Award Exchange Ratio translated into US$ and 2.0 million and 4.3 million, respectively, outstanding Qualtrics Rights were valued at $35.00. The weighted-average remaining contractual term of the Qualtrics Rights was 1.5 and 1.7 years at December 31, 2020 and 2019, respectively. The weighted average SAP share price for the Qualtrics Rights settled in 2020 and 2019 is €113.34 and €106.15, respectively.
Move SAP Plan (SAP RSU Plan)
To retain and motivate executives and certain employees, SAP grants virtual shares representing a contingent right to receive a cash payment determined by the SAP share price and the number of share units that ultimately vest.

Granted share units will vest in annual tranches over a three year service period.
•Move SAP RSUs have a service-based vesting condition over a three-year period. These awards have a cliff vesting period of one year and continue to vest annually thereafter. The Company began granting under Move SAP Plan in March 2019. The Company recognizes compensation expense associated with the RSUs ratably on a straight-line basis over the requisite service period. All awards are paid out in cash upon vesting.
The fair values of the cash awards at the December 31, 2020 and 2019 were calculated using the following assumptions:

	SAP RSU Plan
	As of December 31,
	2020	2019
Fair value of underlying common stock	€107.22	€120.32
Weighted average remaining life at year end (in years)	1.2	1.5
Weighted average fair value at year end	€105.28	€118.08
Risk free interest rate	(0.58%) to (0.14%)	(0.53%) to (0.13%)
Expected dividend yield	1.54%	1.26%
For these awards, the fair value is calculated by subtracting the net present value of expected future dividend payments, if any, until maturity of the respective award from the prevailing share price as at the valuation date. The risk-free interest rate is derived from German government bonds with a similar duration. The SAP dividend yield is based on expected future dividends.
In 2020, 0.3 million Move SAP RSUs vested and were settled by an amount of $44.0 million in cash. The unrecognized expense related to Move SAP RSUs was $143.0 million as of December 31, 2020 and will be recognized over a remaining vesting period of up to three years. There were no SAP RSUs that vested and therefore no cash settlements for the year ended 2019.
Changes in Outstanding Awards Under Our Cash-Settled Plans

in thousands	Qualtrics Rights	SAP RSU Plan
12/31/2018	—	—
Granted	24,666	1,051
Transferred in/out	—	1
Settled/exercised	(7,776)	—
Forfeited	(883)	(1)
12/31/2019	16,007	1,051
Granted	—	873
Transferred in/out	—	4
Settled/exercised	(7,790)	(324)
Forfeited	(699)	(177)
12/31/2020	7,518	1,427

in thousands	Qualtrics Rights	SAP RSU Plan
Total carrying amount of liabilities as at December 31, 2020	241,485	44,428
Total carrying amount of liabilities as at December 31, 2019	423,081	25,147

Total expense recognized in 2020	154,321	62,467
Total expense recognized in 2019	663,309	25,076
Own SAP Plan (Own)
Starting in July 2019 under Own, employees have the opportunity to purchase, on a monthly basis, SAP shares without any required holding period. The investment per each eligible employee is limited to a percentage of the respective employee’s monthly base salary. The Company matches the employee investment by 40% and adds a subsidy equivalent of €20 per month for non-executives. The number of shares purchased under this plan was 185,709 and 53,293 in 2020 and 2019, respectively. The Company recognized compensation expense associated with the match of $7.2 million and $2.0 million in 2020 and 2019, respectively.
As a result of our stock-based payments transactions, the Company has commitments to grant SAP shares to employees. The Company intends to meet these commitments through SAP by reissuing treasury shares or through an agent who administers the equity-settled programs and purchases shares on the open market. The Company has fulfilled the obligations of Own through an agent.
Sale of Class A Common Stock
As discussed in Note 11, regarding the sale of Class A common stock to Q II, the 6,000,000 shares have certain vesting conditions including the completion of our IPO and the continued employment of Ryan Smith through June 30, 2021. Based on the terms of purchase agreement, the sale of our Class A common stock to Q II is accounted for as an early exercise of a stock option award. The IPO is considered a performance condition that upon occurring in January 2021 results in a cumulative catch-up of recognizing expense of the fair value of the option for the pro-rata portion of the vesting period that had occurred and the remaining expense will be recorded over the remaining vesting period.
13.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the calculation of basic net loss per share attributable to common stockholders during the periods presented.
Due to the impact of the SAP acquisition of Qualtrics, the Company’s capital structure for the years ended December 31, 2019 and 2018 are not comparable. As a result, the presentation of net loss per share for the year ended prior to the transaction is not meaningful and only net loss per share for periods subsequent to the SAP acquisition of Qualtrics are presented herein.

in thousands (except share amount)	Year Ended December 31,	January 23 through December 31,
	2020	2019
Numerator:
Net loss attributable to common shareholder	$(272,502)	$(743,010)
Denominator:
Weighted-average shares outstanding for basic loss per share	423,334,994	423,170,610
Basic loss per share	$(0.64)	$(1.76)

14.INCOME TAXES
For the years ended December 31, 2020, 2019, and 2018, the Company’s (loss) from continuing operations before provision for income taxes was as follows:

	Year Ended December 31,
in thousands	2020	2019	2018
Domestic	$(297,724)	$(1,016,772)	$(41,919)
Foreign	41,699	22,138	8,967
Loss before income taxes	$(256,025)	$(994,634)	$(32,952)
The federal, state and foreign income tax provisions are summarized as follows:

	Year Ended December 31,
in thousands	2020	2019	2018
Current taxes:
Federal	$—	$(127)	$—
State	166	175	(23)
Foreign	6,970	18,326	4,135
Total current taxes	$7,136	$18,374	$4,112
Deferred taxes:
Federal	$—	$127	$(515)
State	—	—	(261)
Foreign	9,341	(5,502)	1,020
Total deferred taxes	9,341	(5,375)	244
Total	$16,477	$12,999	$4,356
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
in %	2020	2019	2018
Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State tax, net of federal tax effect	3.4%	5.5%	4.5%
Foreign taxes	(3.2)%	(1.0)%	(8.4)%
Items not deductible for tax	(0.3)%	(0.6)%	(3.6)%
Equity compensation	(0.3)%	8.4%	(1.1)%
Tax credits	6.7%	3.1%	27.6%
Changes in valuation allowance	(27.6)%	(36.7)%	(45.4)%
Changes in tax reserves	(5.0)%	(1.0)%	(7.8)%
Other items, net	(1.1)%	—%	—%
Effective income tax rate	(6.4)%	(1.3)%	(13.2)%

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31,
in thousands	2020	2019
Deferred tax assets:
Investment in partnership	$112,190	$111,172
Tax credits	61,616	40,660
Charitable contribution carryovers	711	665
Stock compensation	9,031	8,171
Net operating loss carryovers	310,462	250,071
Other	11,574	2,721
Gross deferred tax assets	505,584	413,460
Valuation allowance	(481,822)	(403,033)
Net deferred tax assets	23,762	10,427
Deferred tax liabilities:
Compensation accruals	(18,474)	(4,096)
Other	(11,166)	(3,018)
Total net deferred tax assets (liabilities)	$(5,878)	$3,313
The Company conducts the majority of its operations through a limited liability company that is wholly owned within the consolidated group. Accordingly, the outside basis difference in the limited liability company is reflected as a deferred tax asset, shown as “investment in partnership.” During 2020, the Company effectuated an internal restructuring, which removed certain foreign entities from the limited liability company ownership structure. As a result, the deferred tax balances of those foreign entities are now presented separately from the partnership deferred tax asset.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance, the Company considered all available evidence, both positive and negative, including historical levels of income, legislative developments, expectations, and risks associated with estimates of future taxable income, and prudent and feasible tax planning strategies. The valuation allowance for deferred tax assets was $481.8 million and $403.0 million at December 31, 2020 and 2019, respectively. During 2020, the valuation allowance increased by $78.8 million primarily due to current year pre-tax book losses in the United States.
As of December 31, 2020, the Company had approximately $1,239.3 million of consolidated federal net operating loss carryforwards and $892.1 million of state net operating loss carryforwards available to offset future taxable income, respectively. If unused, federal net operating loss carryforwards of $38.4 million will expire between 2033 and 2037. $1,200.9 million of federal net operating loss carryforwards can be carried forward indefinitely. If unused, state net operating loss carryforwards of $609.6 million will expire between 2023 and 2040. $282.5 million of state net operating loss carryforwards can be carried forward indefinitely. The Company has $3.2 million of foreign jurisdiction net operating loss carryforwards that will expire beginning in 2040. The Company has federal research tax credit carryforwards of $36.7 million and Utah research tax credit carryforwards of $3.7 million, which if not utilized, will expire between 2033 and 2040, and 2028 and 2034, respectively. The Company has foreign tax credit carryforwards of $15.7 million which will expire between 2024 and 2030, if not utilized.
As described above, the Company has calculated the income taxes in its consolidated financial statements on a separate return basis. However, the Company was in actuality included in the consolidated, combined or unitary U.S. federal and state income tax returns with SAP America, Inc. and its affiliates. As a result, a portion of the Company’s net operating loss and credit carryforwards would not be available for the Company’s use in future tax periods as the net operating losses, or underlying deductions, and credits have already been partially absorbed by SAP America, Inc.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $58 million at December 31, 2020. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for state, local and foreign withholding income taxes has been provided hereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexities associated with its hypothetical calculation.
ASC 740 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The following table summarizes the activity related to unrecognized tax benefits for the periods December 31, 2020 and 2019:

	As of December 31,
in thousands	2020	2019
Beginning balance	$15,041	$4,970
Additions for tax positions related to current year	13,089	9,301
Additions for tax positions related to prior year	—	910
Reductions for settlements	—	(140)
Ending balance	$28,130	$15,041
The Company does not anticipate material changes within 12 months of the reporting date to its unrecognized tax benefits as of December 31, 2020. At December 31, 2020, the Company had $28.1 million of total unrecognized tax benefits, of which, if recognized, $14.3 million would impact the Company’s effective tax rate. Of the $28.1 million of 2020 unrecognized tax benefits, $13.8 million is offset to deferred tax assets and the remaining $14.3 million is recorded as a long term liability. At December 31, 2019, the Company had $15.0 million of total unrecognized tax benefits, of which, if recognized, $5.7 million would impact the Company’s effective tax rate. Of the $15.0 million of 2019 unrecognized tax benefits, $9.3 million is offset to deferred tax assets and the remaining $5.7 million is recorded as a long term liability.
The Company recognizes interest and penalties related to unrecognized tax benefits as part of pre-tax book income or expense, which totaled $1.5 million, $0.1 million, and $0.8 million for 2020, 2019, and 2018, respectively. The Company’s accrual for interest and penalties totaled $2.4 million and $0.9 million at December 31, 2020 and 2019, respectively.
The Company files federal, state, and foreign income tax returns in various jurisdictions such as Australia, Ireland, the United Kingdom, and the United States, with varying statutes of limitations. The tax years from 2017 forward remain subject to examination for the Company and its U.S. subsidiaries. Tax filings for the Company’s foreign subsidiaries remain subject to examination by local tax authorities from 2016 and onward.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020, and the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted on December 27, 2020. Neither the CARES Act nor the Appropriations Act have a material impact on the Company’s provision for income taxes for 2020.
15.RELATED PARTY TRANSACTIONS
On January 23, 2019, SAP acquired all outstanding shares of Qualtrics International Inc. Since the acquisition, SAP and its affiliates are related parties to the Company. The Company has entered into certain arrangements for services and products with SAP and its affiliates.
The consolidated statements of operations and comprehensive income statements include all revenues and costs directly attributable and/or allocable to the Company, including costs for facilities, functions, and services used by Qualtrics. The year ended December 31, 2020 and 2019 consolidated statement of operations also includes expenses of SAP directly charged or allocated to Qualtrics for certain functions provided by SAP, including, but not limited to, sales organization costs, insurance, employee benefits, human resources and usage of data centers. Certain costs are allocated to the Company based on direct usage/benefit where identifiable, with the remainder allocated on a pro rata basis of revenues or headcount.
These charges were determined based on actual expenses incurred on Qualtrics’ behalf or by usage. The total costs charged from SAP and its affiliates were $38.4 million and $34.1 million during the year ended December 31, 2020 and 2019, respectively. There were no costs charged by SAP in 2018 due to Qualtrics being a standalone company. During the year ended December 31, 2020 and 2019, the Company received revenues of $11.8 million and $2.4 million, respectively, from SAP and its affiliates in exchange for services and products. As of December 31, 2020 and 2019, the Company had outstanding accounts receivables from SAP’s affiliates of $0.2 million and $0.0 million, respectively, and outstanding trade payables to SAP and its affiliates of $13.6 million and $14.4 million, respectively. All open items within both balances are due within one year.
Certain costs incurred by SAP for Qualtrics’ benefit, including salaries and benefits of SAP’s sales staff totaled $19.2 million and $15.2 million during the year ended December 31, 2020 and 2019, respectively. In order to compensate for Qualtrics’ efforts to support SAP sales, SAP received an indirect benefit, such as salaries and benefits of Qualtrics’ sales staff in the amount of $20.2 million and $8.7 million during the year ended December 31, 2020 and 2019, respectively. Qualtrics’ expenses as a separate, standalone company in the future could differ materially from the historical results presented herein.
These direct charges and allocations may not include all of the actual expenses that would have been incurred by the Company and may not reflect its consolidated results of operations, financial position and cash flows had it been a standalone company during the periods presented. It is not practicable to estimate actual costs that would have been incurred had Qualtrics been a standalone company during the periods presented. Actual revenues and expenses that might have resulted had we been a standalone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure.
Management believes that the allocations are a reasonable reflection of the services received or the costs incurred on behalf of Qualtrics and its operations and that the consolidated statement of operations for the year ended December 31, 2020 and 2019.
Certain Supervisory Board and Executive Board members of SAP SE currently hold, or held within the last year, positions of significant responsibility with other entities. We have relationships with certain of these entities in the ordinary course of business. During the year ended December 31, 2020 and 2019, the recorded revenue with these related parties totaled $0.5 million and $0.3 million, respectively. Accounts receivable from these related parties as of December 31, 2020 and 2019 totaled $0.0 million and $0.3 million, respectively.
During 2015, the Company entered into a 10-year property lease agreement with an entity owned by certain Company founders. For the year ended December 31, 2018, the Company paid $2.2 million related to the lease agreement. In October 2018, the Company terminated its 10-year lease agreement with an entity owned by certain Company founders and entered into a new lease agreement for the same property with an unrelated entity.
As of December 31, 2017, the Company had an outstanding loan of $1.0 million to an executive of the Company. This loan was entered into during 2017. The loan matured and became due on the earlier of May 23, 2022, 60 days following the date of termination of employment, or immediately prior to the Company’s initial filing of a registration statement under the Securities Act of 1933 covering the offer and sale of the Company’s equity securities. Until that time, the loan accrued interest at 2.04% per annum, compounded annually. The loan was repaid in full in July 2018.
In December 2020, Ryan Smith, our Founder and Executive Chair, acquired a majority interest in the Utah Jazz basketball franchise, the associated venue, and certain related sports teams and operations and business interests. The Company has ongoing sales revenue with the Utah Jazz that totaled $0.3 million for the year ended December 31, 2020. In 2019, the Company entered into multi-year agreements with the Utah Jazz related to ticket purchases, advertising, sponsorships, and the Utah Jazz Five for the Fight Campaign. Sales and marketing and general and administrative expenses with the Utah Jazz totaled $2.9 million for the year ended December 31, 2020.

16.DEFINED CONTRIBUTION PLAN
In 2018 and through June 30, 2019, the Company had a 401(k) plan covering eligible employees of the Company. Eligible employees were U.S. full-time or part-time employees who were at least 18 years of age and who met a 90-day minimum service requirement. The 401(k) plan was subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Eligible participants could contribute up to 90% of compensation. Participants directed the investment of their contributions into various investment options offered by the 401(k) plan. From 2016 until June 30, 2019, the Company contributed, at its discretion, 3% of eligible U.S. employee compensation to the 401(k) plan.
Since July 1, 2019, the Company has had a 401(k) plan administered by SAP, with employer contributions funded by the Company. Eligible employees are able to contribute up to 25% of their compensation to the 401(k) plan each pay period, and then the Company automatically makes partial matching contributions of up to 4.5% of their compensation, up to a maximum employer contribution of $12,825 in 2020 and $12,600 in 2019. The employer matching contributions partially vest after two years and fully vest after three years of employee service. The Company’s contributions to the 401(k) plans for the years ended December 31, 2020, 2019, and 2018 totaled $16.7 million, $8.2 million, $4.0 million, respectively.
17.SUBSEQUENT EVENTS
On December 28, 2020, we initiated a voluntary exchange offer pursuant to which we offered our eligible employees, including our executive officers, the ability to exchange their existing Qualtrics Rights and SAP RSUs for awards with underlying shares of our Class A common stock. The terms of the voluntary exchange offer, including the exchange ratio, were designed to preserve the intrinsic value of the Qualtrics Rights and SAP RSUs that were tendered. Upon completion of the exchange offer on January 28, 2021, 5.4 million of Qualtrics Rights and 1.3 million SAP RSU awards were exchanged into 12.8 million Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards.
In January 2021, our board of directors authorized the issuance of new RSU awards representing approximately 61.4 million shares of our Class A common stock. These awards were granted to eligible employees and the executive officers of the Company on January 28, 2021. Approximately 44.2 million of the RSU awards are subject to time-based vesting, with 25% vesting on February 1, 2022 and ratably thereafter for twelve quarters, such that this portion of the RSUs will be fully vested on the fourth anniversary of their vesting commencement date. The remaining 17.2 million RSU awards vest in four equal annual installments based on the achievement of certain performance conditions, as established by our board of directors and measured annually, with vesting of 100% of each installment in the event that the performance targets are achieved and ratable downward adjustments in the event that the performance targets are partially achieved.
On January 5, 2021, our board of directors approved a one-time optional salary adjustment program that provided eligible employees with the opportunity to reduce their annual cash base salary, effective as of February 1, 2021 and on an ongoing basis, in exchange for a one-time RSU grant valued at a multiple of the cash forgone as a result of an employee’s participation in the program. RSUs granted pursuant to this program totaled 2.5 million and vest quarterly over four years, with a vesting commencement date of February 1, 2021.
In January 2021, we declared a $2.4 billion dividend to SAP, payable in two notes. The first note totaled $1.9 billion and was paid on February 1, 2021. The second note totaled $500 million and bears an interest rate of 1.35%, compounded semi annually. The second note and accrued interest is payable on or before the earlier of January 2031 or the date at which cash raised in additional public offerings exceeds $500 million.
On February 1, 2021, we closed our initial public offering, or IPO, in which we issued and sold 59,449,903 shares of Class A common stock at $30.00 per share for aggregate net proceeds of $1,688 million, after deducting underwriters' discounts and offering expenses payable by us. On February 1, 2021, the various agreements between SAP and us, as described in our final prospectus filed with the SEC on January 28, 2021 pursuant to Rule 424(b)(4), became effective.

On December 23, 2020, Silver Lake Partners VI DE (AIV), L.P. (“Silver Lake”) agreed to purchase $550 million of shares of our Class A common stock, comprising (a) 15,018,484 shares at $21.64 per share and (b) $225 million of shares at the initial public offering price of $30 per share, in a concurrent private placement transaction (the “Silver Lake investment”). On February 1, 2021, we closed our private placement transaction with Silver Lake.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act , as of December 31, 2020. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to the definitive proxy statement (the “2021 Proxy Statement”) for our 2021 annual meeting of shareholders. The 2021 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
Our board of directors has adopted SAP’s code of business conduct, which applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. Our board of directors has also adopted a code of ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of SAP’s code of business conduct and our code of ethics is posted on the investor relations page on our website at www.qualtrics.com/investors, and is available free of charge in print to any shareholder who requests it. Requests for copies should be addressed to the Secretary at mailing address 333 West River Park Drive, Provo, Utah 84604. We intend to disclose any amendments to our code of ethics, or waivers of its requirements, on our website or in filings under the Exchange Act.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement for our 2021 annual meeting of shareholders. The 2021 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

Part IV.
Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)
4.1	Specimen Class A common stock certificate of the Registrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.1*+	Master Transaction Agreement by and between the Registrant and SAP SE, dated February 1, 2021
10.2*+	Administrative Services Agreement by and between the Registrant, SAP SE and SAP America, Inc., dated February 1, 2021
10.3*+	Tax Sharing Agreement by and among the Registrant, Registrant’s affiliates, SAP SE, SAP America, Inc. and their affiliates, dated February 1, 2021
10.4*+	Employee Matters Agreement by and between the Registrant and SAP SE, dated February 1, 2021
10.5*	Intellectual Property Matters Agreement by and between the Registrant and SAP SE, dated February 1, 2021
10.6*+	Distribution Agreement by and between the Registrant and SAP SE, dated February 1, 2021
10.7*+	Insurance Matters Agreement by and between the Registrant and SAP SE, dated February 1, 2021
10.8*	Stockholders’ Agreement by and between the Registrant, SAP America, Inc. and Q II, LLC, dated February 1, 2021
10.9*+	Real Estate Matters Agreement by and between the Registrant and SAP SE, dated February 1, 2021
10.10*	Promissory Note 1 between the Registrant and SAP America, Inc., dated January 27, 2021
10.11*	Promissory Note 2 between the Registrant and SAP America, Inc., dated January 27, 2021
10.12#	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference from Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)
10.13#
2021 Qualtrics Employee Omnibus Equity Plan and forms of award agreements thereunder (incorporated by reference from Exhibit 10.13 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1/A filed on January 12, 2021)

10.14#	2021 Qualtrics Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)
10.15#
Employment Agreement, by and between the Registrant and Ryan Smith, dated as of January 7, 2021 (incorporated by reference from Exhibit 10.15 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1/A filed on January 12, 2021)

10.16#
Employment Agreement, by and between the Registrant and John Thimsen, dated as of August 22, 2018 (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.17#
Compensation Letter, by the Registrant to Bill McMurray, effective as of May 18, 2020 (incorporated by reference from Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.18+†
Office Lease Agreement, by and between SCD 2U LLC and Qualtrics, LLC, dated as of September 20, 2019 (incorporated by reference from Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.19+†
Second Amendment to Lease, by and between SCD 2U LLC and Qualtrics, LLC, dated as of August 24, 2020 (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.20
Lease Agreement, by and between Timp Campus, LLC and Qualtrics, LLC, dated as of October 15, 2018 (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.21+
Class A Common Stock Purchase Agreement, dated as of December 8, 2020, by and between the Registrant and Q II, LLC (incorporated by reference from Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.22+
Class A Common Stock Purchase Agreement, dated as of December 23, 2020, by and between the Registrant and Silver Lake Partners VI DE (AIV), L.P. (incorporated by reference from Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.23#
Employment Agreement, by and between the Registrant and Zig Serafin, dated as of January 7, 2021 (incorporated by reference from Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1/A filed on January 12, 2021)

10.24#
Qualtrics International Inc. Executive Change in Control Severance Plan, adopted January 5, 2021 (incorporated by reference from Exhibit 10.24 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1/A filed on January 12, 2021)

21.1*	List of subsidiaries of the Registrant
23.1*	Consent of KPMG LLP, independent registered public accounting firm
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________
*    Filed herewith.
**    Furnished herewith.

#    Represents management compensation plan, contract or arrangement.
+    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
†    Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Provo, Utah, on the 9th day of March, 2021.

QUALTRICS INTERNATIONAL INC.
By:	/s/ Zig Serafin
Zig Serafin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rob Bachman
Rob Bachman
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Zig Serafin and Chris Beckstead, and each of them, as his or her true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zig Serafin	Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2021
Zig Serafin

/s/ Rob Bachman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2021
Rob Bachman

/s/ Ryan Smith	Founder, Executive Chair and Director	March 9, 2021
Ryan Smith

/s/ Christian Klein	Director	March 9, 2021
Christian Klein

/s/ Luka Mucic	Director	March 9, 2021
Luka Mucic

/s/ Sindhu Gangadharan	Director	March 9, 2021
Sindhu Gangadharan

/s/ Paula Hansen	Director	March 9, 2021
Paula Hansen

/s/ Donald (DJ) Paoni	Director	March 9, 2021
Donald (DJ) Paoni

/s/ Egon Durban	Director	March 9, 2021
Egon Durban

/s/ Kelly Steckelberg	Director	March 9, 2021
Kelly Steckelberg