Form 10-Q
period 2021-03-31
Qualtrics International Inc.
filed 2021-05-06
CIK 1747748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Or
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
As of April 30, 2021, the registrant had 513,036,834 shares of common stock outstanding, consisting of 89,866,224 shares of Class A common stock and 423,170,610 shares of Class B common stock.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
You should read this Quarterly Report on Form 10-Q and exhibits with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Qualtrics International Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)
(Unaudited)

	As of March 31,	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$586,536	$203,891
Accounts receivable, net of allowance (1)	258,838	296,148
Deferred contract acquisition costs, net	45,108	43,429
Prepaid expenses and other current assets	46,572	48,130
Total current assets	937,054	591,598
Non-current assets:
Property and equipment, net	119,263	116,120
Right-of-use assets from operating leases	190,697	195,372
Goodwill	6,709	6,709
Other intangible assets, net	3,596	3,959
Deferred contract acquisition costs, net of current portion	115,381	115,837
Deferred tax assets	260	92
Other assets	16,582	9,368
Total assets	$1,389,542	$1,039,055

Liabilities and deficit
Current liabilities:
Lease liabilities	$12,677	$7,125
Accounts payable (1)	20,416	30,452
Accrued liabilities	197,891	225,046
Liability-classified, stock-based awards	5,310	209,286
Deferred revenue	492,654	495,638
Total current liabilities	728,948	967,547
Non-current liabilities:
Lease liabilities, net of current portion	230,167	235,620
Liability-classified, stock-based awards, net of current portion	2,360	76,627
Deferred revenue, net of current portion	4,253	5,477
Note payable (1)	501,181	—
Deferred tax liabilities	5,358	5,970
Other liabilities	16,661	16,716
Total liabilities	$1,488,928	$1,307,957
Commitments and contingencies
Equity (deficit)
Preferred stock, par value $0.0001 per share; authorized 100,000,000 shares; no shares outstanding (2)	—	—
Class A common stock, par value $0.0001 per share; authorized 2,000,000,000 shares; issued and outstanding 89,281,956 and 6,000,000 shares as of March 31, 2021 and December 31, 2020(2)	9	1
Class B common stock, par value $0.0001 per share; authorized 1,000,000,000 shares; issued and outstanding 423,170,610 as of March 31, 2021 and December 31, 2020(2)	42	42
Additional paid in capital	1,497,779	1,126,631
Accumulated other comprehensive income	1,405	3,191
Accumulated deficit	(1,598,621)	(1,398,767)
Total deficit	(99,386)	(268,902)
Total liabilities and deficit	$1,389,542	$1,039,055
________________
(1) Includes amounts from related parties. See Note 14 for further details.
(2) See Note 1 “2020 Stock Split and Capital Reorganization” for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription	$186,896	$128,265
Professional services and other	51,747	47,799
Total revenue	238,643	176,064
Cost of revenue:
Subscription	20,370	13,716
Professional services and other	41,411	34,208
Total cost of revenue	61,781	47,924
Gross profit	176,862	128,140
Operating expenses:
Research and development	62,806	35,489
Sales and marketing	136,181	107,095
General and administrative	174,449	22,487
Total operating expenses	373,436	165,071
Operating loss	(196,574)	(36,931)
Other non-operating income (expense), net	(1,740)	485
Loss before income taxes	(198,314)	(36,446)
Provision for income taxes	1,540	8,389
Net loss	$(199,854)	$(44,835)

Net loss per share attributable to common stockholder, basic and diluted	$(0.41)	$(0.11)
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholder, basic and diluted	482,260,465	423,170,610
The accompanying notes are an integral part of these condensed consolidated financial statements.
Operating expenses includes:
Stock-based compensation expense as follows:

	Three Months Ended March 31,
in thousands	2021	2020
Cost of subscription revenue	$2,624	$169
Cost of professional services and other revenue	4,430	89
Research and development	21,332	1,964
Sales and marketing	22,777	3,783
General and administrative	151,836	6,497
Total stock-based compensation expense, including cash settled	$202,999	$12,502

Amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
in thousands	2021	2020
Cost of subscription revenue	$266	$266
Sales and marketing	51	51
General and administrative	47	47
Total amortization of acquired intangible assets	$364	$364

Qualtrics International Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(199,854)	$(44,835)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,786)	(1,996)
Comprehensive loss	$(201,640)	$(46,831)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2020
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	—	$—	423,170,610	$42	$586,631	$(928)	$(1,126,265)	$(540,520)
Capital contribution from SAP	—	—	—	—	145,000	—	—	145,000
Net loss	—	—	—	—	—	—	(44,835)	(44,835)
Foreign currency translation adjustment	—	—	—	—	—	(1,996)	—	(1,996)
Balance, March 31, 2020	—	$—	423,170,610	$42	$731,631	$(2,924)	$(1,171,100)	$(442,351)

	Three Months Ended March 31, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	6,000,000	$1	423,170,610	$42	$1,126,631	$3,191	$(1,398,767)	$(268,902)
Stock-based compensation	—	—	—	—	203,544	—	—	203,544
Issuance of common stock upon settlement of restricted stock units (RSUs)	1,313,569	—	—	—	—	—	—	—
Modification of cash-settled stock-based compensation awards into equity-settled awards	—	—	—	—	206,313	—	—	206,313
Capital contribution from SAP	—	—	—	—	115,000	—	—	115,000
Sales of Class A common stock, net of issuance costs (1)	81,968,387	8	—	—	2,238,571	—	—	2,238,579
Dividend declared	—	—	—	—	(2,392,280)	—	—	(2,392,280)
Net loss	—	—	—	—	—	—	(199,854)	(199,854)
Foreign currency translation adjustment	—	—	—	—	—	(1,786)	—	(1,786)
Balance, March 31, 2021	89,281,956	$9	423,170,610	$42	$1,497,779	$1,405	$(1,598,621)	$(99,386)
________________
(1)See Note 10 “Sale of Class A Common Stock” for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(199,854)	$(44,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,572	6,028
Loss on disposal of property and equipment	129	—
Reduction of right-of-use assets from operating leases	5,704	3,981
Stock-based compensation expense, including cash settled	202,999	12,502
Amortization of deferred contract acquisition costs	11,213	6,747
Deferred income taxes	(554)	160
Changes in assets and liabilities:
Accounts receivable, net	37,072	48,817
Prepaid expenses and other current assets	(1,138)	(8,984)
Deferred contract acquisitions costs	(13,519)	(30,384)
Other assets	(7,415)	(3,082)
Lease liabilities	(743)	(2,459)
Accounts payable	(10,855)	(975)
Accrued liabilities	(25,731)	(10,714)
Deferred revenue	(4,208)	(14,568)
Other liabilities	1,240	4,278
Settlement of stock-based payments liabilities	(71,997)	(98,268)
Net cash flows used in operating activities	(70,085)	(131,756)

Cash flows from investing activities
Cash paid for intangible assets	—	—
Cash paid for business combinations, net of cash acquired	—	—
Purchases of property and equipment	(11,149)	(9,073)
Net cash flows used in investing activities	(11,149)	(9,073)

Cash flows from financing activities
Proceeds from capital contributions from SAP	115,000	145,000
Proceeds from issuance of class A common stock, net of underwriting discounts and commissions	2,244,322	—
Payment of costs related to initial public offering	(2,557)	—
Repayment of promissory note	(1,892,280)	—
Net cash flows provided by financing activities	464,485	145,000
Effect of changes in exchange rates on cash and cash equivalents	(606)	1,780
Net increase in cash and cash equivalents	382,645	5,951
Cash and cash equivalents, beginning of period	203,891	42,467
Cash and cash equivalents, end of period	$586,536	$48,418

Supplemented cash flow disclosures
Cash paid for income taxes	$2,151	$1,723
Cash paid for operating leases, net of incentives received	$800	$3,388
Modification of cash-settled stock-based compensation awards into equity-settled awards	$206,313	$—

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$8	$343
Right-of-use assets obtained in exchange for lease obligations	$—	$6,827
Equity-based compensation capitalized as internal-use software	$480	$—
Note payable issued for dividend declared	$500,000	$—
Costs related to initial public offering incurred but not yet paid	$524	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Notes to Condensed Consolidated Financial Statements
1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2021, and the condensed consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of March 31, 2021 and its results of operations and cash flows for the three months ended March 31, 2021 and 2020. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the standalone selling prices for the Company’s services, deferred contract acquisition costs, the period of benefit generated from deferred contract acquisition costs, valuation of the Company’s equity and cash settled stock-based compensation, including the underlying deemed estimated fair value of the Company’s common stock prior to the IPO, valuation of deferred income tax assets, uncertain tax positions, contingencies, determining the incremental borrowing rate for the calculation of the present value of lease liabilities and litigation accruals. Actual results could differ from those estimates.

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
Gains and losses, whether realized or unrealized, from foreign currency transactions (those transactions denominated in currencies other than the entities’ functional currency) are included in other income (expense), net. The Company recorded $0.7 million in net foreign currency transaction losses in the three months ended March 31, 2021, and $0.5 million in net foreign currency transaction gains in the three months ended March 31, 2020.
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

Recognition of Revenue
Access to the Company’s XM Platform represents a series of distinct services as the Company continually provides access to and fulfills its obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. Accordingly, the fixed consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer.
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
Contract Balances
The Company bills in advance for annual contracts, and at times enters into non-cancelable multi-year deals. Non-cancelable multi-year deals typically include price escalations each year. The Company recognizes revenue on a straight-line basis over the non-cancelable term and accounts for the difference between straight-line revenue and annual invoice amounts as a contract asset. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of March 31, 2021 were $10.4 million and $9.1 million, respectively. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of December 31, 2020 were $9.6 million and $6.9 million, respectively.
The Company records contract liabilities to deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer prior to the related performance obligation being fulfilled. In certain circumstances we receive consideration from customers in advance of a specific service being identified. Total consideration received in advance of a specific service being identified totaled $34.5 million and $33.8 million as of March 31, 2021 and December 31, 2020, respectively and is included in deferred revenue. The following table shows the amount of revenue included in prior period deferred revenue for each of the Company’s revenue generating solutions:

	Three Months Ended March 31,
in thousands	2021	2020
Subscription revenue:
Revenue included in prior period deferred revenue	$164,999	$122,946
Revenue generated from same period billings	21,897	5,319
Total subscription revenue	$186,896	$128,265
Professional services and other revenue:
Revenue included in prior period deferred revenue	$28,526	$13,158
Revenue generated from same period billings	23,221	34,641
Total professional services and other revenue	$51,747	$47,799

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Amounts of a customer contract’s transaction price that are allocated to the remaining performance obligations represent contracted revenue that has not yet been recognized. They include amounts recognized as contract liabilities and amounts that are contracted but not yet due. The future estimated revenue related to unsatisfied performance obligations as of March 31, 2021 was $1,196.2 million, of which approximately $677.0 million is expected to be recognized as revenue over the next twelve months. The future estimated revenue related to unsatisfied performance obligations as of December 31, 2020 was $1,144.4 million. This estimate is based on the Company’s best judgment, as it needs to consider estimates of possible future contract modifications. The amount of transaction price allocated to the remaining performance obligations, and changes in this amount over time, are impacted by, among others, currency fluctuations and the contract period of our cloud contracts remaining at the balance sheet date and thus by the timing of contract renewals.
Disaggregation of Revenue
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud platform:

	Three Months Ended March 31,
in thousands	2021	2020
United States	$170,549	$128,087
International	68,094	47,977
Total revenue	$238,643	$176,064
No single country outside the United States accounted for 10% or more of revenue during the three months ended March 31, 2021 and 2020.
Stock-Based Compensation, including cash settled
On December 28, 2020, the Company initiated a voluntary exchange offer pursuant to which it offered its eligible employees, including its executive officers, the ability to exchange their existing unvested legacy liability-classified stock-based awards to be settled in cash (“Qualtrics Rights”) and SAP restricted stock units (“RSUs”) for awards with underlying shares of the Company’s Class A common stock. The terms of the voluntary exchange offer, including the exchange ratio, were designed to preserve the intrinsic value of the Qualtrics Rights and SAP RSUs that were tendered. Upon completion of the exchange offer on January 28, 2021, 5.4 million of Qualtrics Rights and 1.3 million SAP RSU awards were exchanged into 12.8 million Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards.
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

In the event of lack of payment due to a bankruptcy or other credit-related issues of a customer, the Company writes off the related accounts receivable with a charge to bad debt expense in the consolidated statements of comprehensive loss. Bad debt expense was not material in the three months ended March 31, 2021 and 2020.
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
The Company’s allowances were $23.4 million and $30.2 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, $1.3 million of net reductions were charged to revenue and $5.5 million of net reductions were charged to deferred revenue. During the three months ended March 31, 2020, $0.4 million of net reductions were charged to revenue and $2.1 million of net reductions were charged to deferred revenue.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. No customer accounted for more than 10% of accounts receivable at March 31, 2021 and December 31, 2020. No single customer accounted for 10% or more of total revenue during the three months ended March 31, 2021 and 2020.
Deferred Contract Acquisition Costs, net
Deferred contract acquisition costs, net is stated at gross deferred contract acquisition costs less accumulated amortization. Sales commissions and related payroll taxes for initial software-as-a-service (SaaS) subscription contracts earned by the Company’s sales force are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $13.5 million and $30.4 million during the three months ended March 31, 2021 and 2020, respectively.
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
Amortization of deferred contract acquisition costs were $11.2 million and $6.7 million for the three months ended March 31, 2021 and 2020, respectively. Amortization of deferred contract acquisition costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

Leases
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections available under Topic 842. Leases with a one-year term or less are not recognized on the balance sheet.
Internal-use Software
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of 24 months. The Company recognized amortization expenses of $3.4 million and $3.0 million related to capitalized internal-use software for the three months ended March 31, 2021 and 2020, respectively, within cost of subscription revenue.
Income Taxes
Income taxes as presented in the condensed consolidated financial statements of Qualtrics attribute current and deferred income taxes of SAP to the Company’s standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes (“ASC 740”). Accordingly, the Company’s income tax provision was prepared following the separate return method. The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a standalone enterprise. As a result, actual transactions included in the consolidated financial statements of SAP may not be included in the separate condensed consolidated financial statements of the Company. Similarly, the tax treatment of certain items reflected in the condensed consolidated financial statements of the Company may not be reflected in the consolidated financial statements and tax returns of SAP. Therefore, such items as net operating losses, credit carry-forwards and valuation allowances may exist in the standalone financial statements that may or may not exist in SAP’s consolidated financial statements. As such, the income taxes of the Company as presented in these condensed consolidated financial statements may not be indicative of the income taxes that the Company will generate in the future.
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
2.CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following:

	As of March 31,	As of December 31,
in thousands	2021	2020
Cash	$176,513	$203,891
Money market mutual funds	410,023	—
Total cash and cash equivalents	$586,536	$203,891
3.FAIR VALUE MEASUREMENTS
The Company’s cash equivalents with regards to the money market mutual funds are classified within Level 1 of the fair value hierarchy. See Note 1, “Summary of Significant Accounting Policies” for additional details.

4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of March 31,	As of December 31,
in thousands	2021	2020
Internal-use software	$26,606	$25,757
Server equipment	28,349	27,551
Leasehold improvements	72,817	28,377
Computer equipment	16,501	15,589
Buildings	13,651	13,625
Furniture and fixtures	2,281	2,217
Software	222	222
Construction in progress	4,274	47,920
Total property and equipment	$164,701	$161,258
Accumulated depreciation and amortization	(45,438)	(45,138)
Property and equipment, net	$119,263	$116,120
The Company recognized depreciation and amortization expense related to its property and equipment as follows:

	Three Months Ended March 31,
in thousands	2021	2020
Cost of revenue	$5,106	$4,353
Research and development	650	421
Sales and marketing	1,211	733
General and administrative	241	157
Total depreciation and amortization expense	$7,208	$5,664
5.LEASES
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases. The leases have remaining terms of 1 to 13 years. Options to extend for up to 15 years have not been included because they are not reasonably certain.
The components of lease expense were as follows:

	Three Months Ended March 31,
in thousands	2021	2020
Operating lease cost	$5,704	$5,908
Variable and short-term lease cost	3,121	1,682

Supplemental balance sheet information related to operating leases was as follows:

	As of March 31,	As of December 31,
in thousands	2021	2020
Operating lease right-of-use assets	$190,697	$195,372

Operating lease liabilities, current	12,677	7,125
Operating lease liabilities, non-current	230,167	235,620
Total operating lease liabilities	$242,844	$242,745
Other information related to leases was as follows:

	As of March 31,	As of December 31,
	2021	2020
Weighted average remaining lease term	11.6 years	11.8 years
Weighted average discount rate	3.18%	3.19%
As of March 31, 2021, the maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, was as follows:

As of March 31,
in thousands	2021
Remainder of 2021	13,581
2022	23,495
2023	23,830
2024	24,016
2025	24,697
Thereafter	181,243
Total minimum lease payments	$290,862
Less: imputed interest	(48,018)
Total	$242,844

6.OTHER INTANGIBLE ASSETS, NET
Other intangible assets, net consisted of the following:

	As of March 31,	As of December 31,
in thousands	2021	2020
Patents	$751	$751
Developed technology	3,070	3,070
Customer relationships	2,100	2,100
Developed content	400	400
Tradename	550	550
License agreements	1,500	1,500
Total intangible assets	$8,371	$8,371
Accumulated amortization	(4,775)	(4,412)
Other intangible assets, net	$3,596	$3,959

The Company recognized amortization expense to cost of revenue of $0.3 million for each of the three months ended March 31, 2021 and 2020, respectively. An immaterial amount of amortization expense was recorded to sales and marketing and general and administrative for the three months ended March 31, 2021 and 2020.
Estimated amortization expense for intangible assets for the next five years consists of the following:

As of March 31,
in thousands	2021
Remainder of 2021	1,091
2022	1,104
2023	398
2024	281
2025	274
Thereafter	448
Total	$3,596
7.ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	As of March 31,	As of December 31,
in thousands	2021	2020
Accrued wages, bonuses and commissions	$46,858	$76,842
Accrued payroll taxes	2,968	2,753
Share deposit liability (1)	120,000	120,000
Other accrued expenses	24,835	22,037
Accrued income taxes	3,230	3,414
Total accrued liabilities	$197,891	$225,046
(1)See Note 10 “Sale of Class A Common Stock” for further details.
8.PROMISSORY NOTES
In January 2021, and in connection with the initial public offering, the Company declared a $2,392 million dividend in the form of two promissory notes payable from Qualtrics International Inc. to SAP AMERICA, INC.
Promissory Note 1 was issued with a principal amount of $1,892 million and interest rate of 0.14% compounded semi annually. The principal balance and accrued interest was due and paid in full on February 1, 2021, the date of the closing of the initial public offering.
Promissory Note 2 was issued with a principal amount of $500 million and interest rate of 1.35% compounded semi annually. The principal balance and accrued interest is due and payable in full on or before the earlier of (i) February 2031, the 10-year anniversary of the closing date of the initial public offering, and (ii) the date on which the aggregate net cash proceeds of primary public offerings of shares of the Company’s Class A common stock exceeds $500 million. The Company has the right to prepay this note in full or in part at any time at par and without prepayment penalties. At any time following August 1, 2021, the six-month anniversary of the closing date of the initial public offering, if the 30-day volume weighted average price per share of the Company’s Class A common stock exceeds $37.50, SAP has the right to cause the Company to effect one or more follow-on public offerings within 30 days following its receipt of such written notice from SAP; provided, however, that the Company shall have the ability to defer any such obligation to effect a follow-on public offering for up to 180 days if, in the good faith judgment of the independent members of the board of directors of the Company, effecting a follow-on public offering would be detrimental to the Company at such time.

The outstanding principal and accrued interest related to our promissory note totaled $500 million and $1.2 million as of March 31, 2021.
9.COMMITMENTS AND CONTINGENCIES
Leases
In March 2018, the Company entered into a lease commitment for additional office space that is currently being constructed in Dublin, Ireland. Upon delivery of the constructed office space, the Company will pay approximately $1.7 million per annum to lease the space. The Company expects the constructed office space to be delivered in the second half of 2021. The lease agreement is for 15 years, with a termination option at the election of the Company at the end of the 8th year.
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
10.COMMON STOCK
Sale of Class A Common Stock
In December 2020, the Company entered into a stock purchase agreement with Q II, an entity controlled by Ryan Smith, the Company’s founder and executive chair, pursuant to which Q II purchased 6,000,000 shares of Class A common stock at a price of $20.00 per share for an aggregate purchase price of $120 million. The shares are redeemable at the option of the Company for the 60-day period following June 30, 2021 unless the following conditions have been met: (i) the closing of the Company’s underwritten public offering shall have occurred prior to that date and (ii) Ryan Smith shall remain employed by the Company on that date or his employment shall have been terminated prior to that date by the Company without cause or by him with good reason. If such conditions do not occur, the Company will have 60 days following June 30, 2021 to repurchase the shares. Based on the terms of purchase agreement, the funds received from the Q II purchase are reported within accrued liabilities until the redemption options have expired.
On December 23, 2020, Silver Lake Partners VI DE (AIV), L.P. (“Silver Lake”) agreed to purchase $550 million of shares of Class A common stock, comprising (a) 15,018,484 shares at $21.64 per share and (b) $225 million of shares at the initial public offering price of $30.00 per share, in a concurrent private placement transaction (the “Silver Lake investment”). On February 1, 2021, the Company closed its private placement transaction with Silver Lake.
On February 1, 2021, the Company closed its initial public offering (“IPO”), in which it issued and sold 59,449,903 shares of Class A common stock at $30.00 per share for aggregate net proceeds of $1,688 million, after deducting underwriters' discounts and offering expenses payable by the Company.

11.STOCK-BASED COMPENSATION
Stock-based compensation expense, including cash settled, for the three months ended March 31, 2021 and 2020 was recorded as follows:

	Three Months Ended March 31,
in thousands	2021	2020
Cost of subscription revenue	$2,624	$169
Cost of professional services and other revenue	4,430	89
Research and development	21,332	1,964
Sales and marketing	22,777	3,783
General and administrative	151,836	6,497
Total stock-based compensation expense, including cash settled	$202,999	$12,502

Cash Awards
Qualtrics Rights
During the three months ended March 31, 2021, 1.7 million Qualtrics Rights vested and were settled for $69.5 million in cash. During the three months ended March 31, 2020, 2.2 million Qualtrics Rights vested and were settled for $93.0 million in cash. The unrecognized expense related to Qualtrics Rights was $1.2 million and $69 million as of March 31, 2021 and December 31, 2020, and will be recognized over a remaining vesting period of up to three years.
As of March 31, 2021 and December 31, 2020, 0.1 million and 5.5 million outstanding Qualtrics Rights were valued based on the SAP share of €104.42 and €107.22, respectively, multiplied by the Equity Award Exchange Ratio translated into US$ and less than 0.1 million and 2.0 million, respectively, outstanding Qualtrics Rights were valued at $35.00. The weighted-average remaining contractual term of the Qualtrics Rights was 0.6 years and 1.5 years at March 31, 2021 and December 31, 2020, respectively. The weighted average SAP share price for the Qualtrics Rights settled in during the three months ended March 31, 2021 and 2020 was €104.71 and €112.93, respectively.
Move SAP Plan (SAP RSU Plan)
During the three months ended March 31, 2021, less than 0.1 million Move SAP RSUs vested and were settled for $2.5 million in cash. During the three months ended March 31, 2020, less than 0.1 million Move SAP RSUs vested and were settled for $5.3 million in cash. The unrecognized expense related to Move SAP RSUs was $8.8 million and $143.0 million as of March 31, 2021 and December 31, 2020, respectively, and will be recognized over a remaining vesting period of up to three years.
Changes in Outstanding Awards Under the Company’s Cash-Settled Plans

in thousands	Qualtrics Rights	SAP RSU Plan
Outstanding as of December 31, 2020	7,518	1,427
Exchanged into Qualtrics Equity Awards	(5,445)	(1,304)
Settled/exercised	(1,688)	(20)
Forfeited	(214)	(15)
Outstanding as of March 31, 2021	171	88

in thousands	As of March 31, 2021	As of December 31, 2020
Qualtrics Rights - total carrying amount of liabilities	$5,646	$241,485
SAP RSU Plan - Total carrying amount of liabilities	2,024	44,428
Equity Awards
On January 28, 2021, the Company completed a voluntary exchange offer pursuant to which 5.4 million cash-settled Qualtrics Rights and 1.3 million cash-settled SAP RSU awards were exchanged and modified into 12.8 million equity-settled Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards.
In January 2021, the board of directors authorized the issuance of new RSU awards representing approximately 61.4 million shares of our Class A common stock. These awards were granted to eligible employees and the executive officers of the Company on January 28, 2021. Approximately 44.2 million of the RSU awards are subject to time-based vesting, with 25% vesting on February 1, 2022 and ratably thereafter for twelve quarters, such that this portion of the RSUs will be fully vested on the fourth anniversary of their vesting commencement date. The remaining 17.2 million RSU awards vest in four equal annual installments based on the achievement of certain performance conditions, as established by our board of directors and measured annually, with vesting of 100% of each installment in the event that the performance targets are achieved and ratable downward adjustments in the event that the performance targets are partially achieved.
On January 5, 2021, the board of directors approved a one-time optional salary adjustment program that provided eligible employees with the opportunity to reduce their annual cash base salary, effective as of February 1, 2021 and on an ongoing basis, in exchange for a one-time RSU grant valued at a multiple of the cash forgone as a result of an employee’s participation in the program. RSUs granted pursuant to this program totaled 2.5 million and vest quarterly over four years, with a vesting commencement date of February 1, 2021.
The following table sets forth the outstanding Qualtrics RSUs and related activity for the three months ended March 31, 2021:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Exchanged from Qualtrics Rights and SAP RSU Awards	12,841	30.00
Granted	65,940	45.50
Vested	(1,314)	30.00
Forfeited/Canceled	(256)	39.19
Outstanding as of March 31, 2021	77,211	$43.21
As of March 31, 2021, there was $2,980 million of unrecognized stock-based compensation expense related to outstanding Qualtrics RSUs which is expected to be recognized over a weighted-average period of 3.4 years.

Own SAP Plan (Own)
Starting in July 2019 under Own, employees had the opportunity to purchase, on a monthly basis, SAP shares without any required holding period. The investment per each eligible employee is limited to a percentage of the respective employee’s monthly base salary. The Company matched the employee investment by 40% and added a subsidy equivalent of €20 per month for non-executives. The number of shares purchased under this plan was 17,440 and 40,299 during the three months ended March 31, 2021 and 2020, respectively. The Company recognized compensation expense associated with the match of $0.7 million and $1.5 million during the three months ended

March 31, 2021 and 2020, respectively. In connection with the completion of the Company’s initial public offering, employees are no longer able to participate in Own.
Qualtrics Employee Stock Purchase Plan (ESPP)
In December 2020, the Company's board of directors approved the ESPP, which became effective in January 2021. The ESPP initially reserved and authorized the issuance of up to a total of 12,000,000 shares of Class A common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2030 by the lesser of 2% of the number of shares of our Class A common stock reserved for issuance under the ESPP, 1% of the outstanding number of shares of our Class B and Class A common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. The share reserve is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.
The first offering under the ESPP began on February 1, 2021 and will end on August 1, 2021. Each employee who is a participant in the ESPP may purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 20% of his or her compensation for each pay period. Accumulated contributions will be used to purchase shares on the last business day of the purchase period at a price equal to 85% of the fair market value of the shares on the first business day of the offering period (our initial public offering price) or the last business day of the offering period, whichever is lower, provided that no more than a number of shares of Class A common stock determined by dividing $15,000 by the fair market value of the shares on the first business day of the offering period (or a lesser number as established by the plan administrator in advance of the purchase period) may be purchased by any one employee during each purchase period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of Class A common stock, valued at the start of the offering period, under the ESPP for each calendar year in which a purchase right is outstanding. The Company recognized compensation expense associated with the ESPP of $2.9 million during the three months ended March 31, 2021.
Sale of Class A Common Stock
As discussed in Note 10, regarding the sale of Class A common stock to Q II, the 6,000,000 shares have certain vesting conditions including the completion of the Company’s IPO and the continued employment of Ryan Smith through June 30, 2021. Based on the terms of purchase agreement, the sale of Class A common stock to Q II is accounted for as an early exercise of a stock option award. The IPO is considered a performance condition that upon occurring in January 2021 results in a cumulative catch-up of recognizing expense of the fair value of the option for the pro-rata portion of the vesting period that had occurred and the remaining expense will be recorded over the remaining vesting period.
12.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the calculation of basic net loss per share attributable to common stockholders during the periods presented.

in thousands (except share amount)	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common shareholders	$(199,854)	$(44,835)
Denominator:
Weighted-average shares outstanding for basic loss per share	482,260,465	423,170,610
Basic loss per share	$(0.41)	$(0.11)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of March 31, 2021	As of December 31, 2020
Qualtrics restricted stock units	77,211,031	—
Qualtrics employee stock purchase program	130,510	—
13.INCOME TAXES
The Company has an effective tax rate of (0.8)% and (23.0)% for the three months ended March 31, 2021 and 2020, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions.
The Company has evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against its net US deferred tax assets.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020, and the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted on December 27, 2020. Neither the CARES Act nor the Appropriations Act have a material impact on the Company’s provision for income taxes for the three months ended March 31, 2021 and 2020, respectively.
14.RELATED PARTY TRANSACTIONS
Since the SAP acquisition in 2019, SAP and its affiliates are related parties to the Company. The Company has entered into certain arrangements for services and products with SAP and its affiliates.
The consolidated statements of operations and comprehensive income statements include all revenue and costs directly attributable and/or allocable to the Company, including costs for facilities, functions, and services used by Qualtrics. The condensed consolidated statement of operations also includes expenses of SAP directly charged to Qualtrics for certain functions provided by SAP, including, but not limited to, sales organization costs, insurance, employee benefits, human resources and usage of data centers. The Company directly charges SAP for certain functions provided to SAP, including sales support. These charges were determined based on actual expenses incurred on Qualtrics’ or SAP’s behalf or by usage.
During the three months ended March 31, 2021 and 2020, the Company received revenue of $5.2 million and $1.8 million, respectively, from SAP and its affiliates in exchange for services and products. Total costs charged from SAP and its affiliates to the Company were $11.9 million and $4.7 million during the three months ended March 31, 2021 and 2020, respectively. Total costs charged from the Company to SAP and its affiliates were $4.1 million and $3.3 million during the three months ended March 31, 2021 and 2020, respectively. The outstanding receivable (payable) balance with SAP and its affiliates as of March 31, 2021 and December 31, 2020 was $14.7 million and $(13.4) million, respectively.
In January 2021, and in connection with the initial public offering, the Company declared a $2,392 million dividend in the form of two promissory notes payable from Qualtrics International Inc. to SAP AMERICA, INC. Promissory Note 1 was issued with a principal amount of $1,892 million and paid in full on February 1, 2021. Promissory Note 2 was issued with a principal amount of $500 million and interest rate of 1.35% compounded semi annually. See Note 8 “Promissory Notes” for further details.
Certain Board members of the Company and certain Supervisory Board and Executive Board members of SAP SE currently hold, or held within the last year, positions of significant responsibility with other entities. We have relationships with certain of these entities in the ordinary course of business. During the three months ended March 31, 2021, and 2020, revenue and charges from these related parties were immaterial.

In December 2020, Ryan Smith, our Founder and Executive Chair, acquired a majority interest in the Utah Jazz basketball franchise, the associated venue, and certain related sports teams and operations and business interests. In 2019, the Company entered into multi-year agreements with the Utah Jazz related to ticket purchases, advertising, sponsorships, and the Utah Jazz Five for the Fight Campaign, under which we paid $1.1 million during the three months ended March 31, 2021.I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our revenue was $238.6 million and $176.1 million for the three months ended March 31, 2021 and 2020, respectively, representing year-over-year growth of 36% in each period, respectively. For the three months ended March 31, 2021 and 2020, our net loss was $199.9 million and $44.8 million, respectively. The results of our operations for the three months ended March 31, 2021 and 2020 were impacted by equity and cash settled stock-based compensation expense.
We generate revenue by selling subscriptions to our XM Platform and integrated solutions, as well as professional services. Over 99% of our contracts have a subscription period of one year or longer, and we primarily bill annually in advance. Subscription revenue comprised 78% of our total revenue for the three months ended March 31, 2021. We have a diversified customer base consisting of organizations of various sizes across virtually all industries. Our largest customer accounted for less than 3% of revenue during the three months ended March 31, 2021, and our largest industries by annual recurring revenue, or ARR, as of March 31, 2021 were financial services, professional and business services, education, technology, government, and healthcare. ARR is calculated by annualizing subscription revenue in the last month of a period.
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
Our revenue outside of the United States represented 29% and 27% of our total revenue in the three months ended March 31, 2021 and 2020. We initially started our expansion outside of the United States in English-speaking countries, such as Ireland, the United Kingdom, Canada, and Australia, as we were able to leverage our core technologies and go-to-market motion. Since opening our first international office in Dublin, Ireland in 2013, we now have 27 sales offices in countries around the globe.
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
We continue to increase the number of customers who have entered into larger subscriptions with us. We had 1,457 customers with ARR of $100,000 or more as of March 31, 2021, up from 1,338 as of December 31, 2020. The number of customers with ARR of $100,000 or more indicates the strategic importance of our platform for enterprise customers and our ability to both initially land significant accounts and grow them over time.
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
We calculate our net retention rate on a trailing four-quarter basis. As of March 31, 2021, our net retention rate was 120%. Our net retention rate was 125% as of March 31, 2020.
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
SAP Acquisition
Since the SAP Acquisition in January 2019 and until the sale of 6,000,000 shares of our Class A common stock to Q II in December 2020, we operated as a wholly owned subsidiary of SAP. Accordingly, our financial results for the three months ended March 31, 2021 differ in comparison to the three months ended March 31, 2020 primarily with respect to sales and marketing expenses and equity and cash settled stock-based compensation expense.
The results of our operations include all revenue and costs directly attributable and/or allocable to the Company, including costs for facilities, functions, and services used by Qualtrics. Our results also include expenses of SAP directly charged to Qualtrics for certain functions provided by SAP, including, but not limited to, sales organization costs, insurance, employee benefits, human resources and usage of data centers. We expect this revenue and these cross charges to continue in the near future. These amounts may fluctuate from period to period based on the nature and extent of the indirect benefits received and provided. See Note 14 “Related Party Transactions” for further details in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2021 we recorded $203.0 million in equity and cash settled stock-based compensation expense compared to $12.5 million during the three months ended March 31, 2020. The increase was primarily due to the issuance of RSU awards in connection with our initial public offering partially offset by an increase in forfeitures and a decrease in SAP’s stock price during the three months ended March 31, 2021. On January 28, 2021, we completed a voluntary exchange offer pursuant to which 5.4 million cash-settled Qualtrics Rights and 1.3 million cash-settled SAP RSU awards were exchanged into 12.8 million equity-settled Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards.
Our stock-based compensation expense for the three months ended March 31, 2021 of $203.0 million consisted of $203.1 million in equity settled awards and $(0.1) million in liability-classified awards. We settled $72.0 million of liability-classified awards during the three months ended March 31, 2021. Our stock-based compensation expense for the three months ended March 31, 2020 of $12.5 million consisted entirely of liability-classified awards. We settled $98.3 million of liability-classified awards during the three months ended March 31, 2020.
As a result of this increase in equity and cash settled stock-based compensation, our cost of revenue, research and development, sales and marketing, and general and administrative costs increased significantly in absolute dollars and as a percentage of revenue during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. These changes are described in additional detail within our results of operations.

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
Response to COVID-19
In response to the COVID-19 pandemic, we have taken broad actions to mitigate the impact of this public health crisis on our business. In response, we have implemented, among other measures, a COVID-19 task force, a temporary work from home policy across all offices globally, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees, all of which have the potential to result in a significant disruption to how we operate our business. Our customers and partners have similarly been impacted. Our XM Platform enables customers to focus on managing their customer, employee, product, and brand experiences, which is increasingly important in a digitally connected world. Although we believe our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct and indirect impact on our business, results of operations, and financial condition will depend on future developments that are highly uncertain. We have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, sales productivity, the value and duration of subscriptions, collections of accounts receivable, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition.
We have also experienced, and may continue to experience, certain positive impacts on other aspects of our business, including an increase in sales of our platform to state, local, and federal governments and non-profit organizations to help them navigate through the pandemic. Moreover, we have seen a reduction in certain operating expenses due to reduced business travel, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. At our virtual event this year, titled Work Different, we explored how successful organizations are listening to and taking action on the feedback from their customers and employees to reimagine the future of work. Additionally, we believe that the COVID-19 pandemic could also accelerate customer transformation into digital businesses, which we expect will generate additional opportunities for us in the future.
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
Subscription revenue is recognized ratably over the related contractual term, generally beginning on the date that our XM Platform is made available to our customer. Our subscription agreements generally have annual contractual terms, with a growing number having multi-year contractual terms. Our agreements generally cannot be canceled with refund. We primarily bill in advance for our annual contracts and annually in advance for our multi-

year contracts. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Subscription revenue as a percentage of total revenue may fluctuate period to period.
Professional services and other revenue consists primarily of research services, implementation services, and engineering services. Research services revenue is recognized upon completion of the project. Our agreements generally cannot be canceled with refund. We typically bill in advance for research services projects, with a number of customers purchasing annual retainers to fund future projects. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Implementation services and engineering services include fees associated with new and expanding customers requesting implementation, integration, customization, consulting, and other services. We price these services on a fixed fee basis. Our agreements generally cannot be canceled for a refund. We typically bill in advance for professional services and other revenue. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. We continue to increase deployment of partners to fulfill certain of these services, especially implementation services, and we generally expect professional services and other revenue to decrease as a percentage of total revenue in the long term, although this percentage may fluctuate from period to period.
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
Sales and marketing. Our sales and marketing expenses relate to both inside and outbound sales activities, as well as expansion efforts with our current customers. The expenses consist primarily of employee-related costs, marketing programs and events, lead generation fees, indirect benefits received from SAP net of indirect benefits we provide to SAP, and allocated overhead. Sales commissions earned by our sales team and the related payroll taxes, that we consider to be incremental and recoverable costs of obtaining a contract with an organization, are deferred and amortized over an estimated period of benefit of five years.

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
Income taxes as presented in our condensed consolidated financial statements attribute current and deferred income taxes of SAP to our standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes, or ASC 740. Accordingly, our income tax provision was prepared following the separate return method. The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a standalone enterprise. As a result, actual transactions included in the consolidated financial statements of SAP may not be included in our separate condensed consolidated financial statements. Similarly, the tax treatment of certain items reflected in our condensed consolidated financial statements may not be reflected in the consolidated financial statements and tax returns of SAP. Therefore, such items as net operating losses, credit carry-forwards and valuation allowances may exist in the standalone financial statements that may or may not exist in SAP’s consolidated financial statements. As such, our income taxes as presented in these condensed consolidated financial statements may not be indicative of the income taxes that we will generate in the future.
As described above, we have calculated the income taxes in our condensed consolidated financial statements on a separate return basis. However, we were in actuality included in the consolidated, combined or unitary U.S. federal and state income tax returns with SAP America and its affiliates. As a result, a portion of our net operating loss and credit carryforwards would not be available for our use in future tax periods as the net operating losses, or underlying deductions, and credits have already been partially absorbed by SAP America.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenue:
Subscription	$186,896	$128,265
Professional services and other	51,747	47,799
Total revenue	238,643	176,064
Cost of revenue(1)(2):
Subscription	20,370	13,716
Professional services and other	41,411	34,208
Total cost of revenue	61,781	47,924
Gross profit	176,862	128,140
Operating expenses(1)(2):
Research and development	62,806	35,489
Sales and marketing	136,181	107,095
General and administrative	174,449	22,487
Total operating expenses	373,436	165,071
Operating loss	(196,574)	(36,931)
Other non-operating income (expense), net	(1,740)	485
Loss before income taxes	(198,314)	(36,446)
Provision for income taxes	1,540	8,389
Net loss	$(199,854)	$(44,835)
________________
(1)Includes equity and cash settled stock-based compensation expense, as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cost of subscription revenue	$2,624	$169
Cost of professional services and other revenue	4,430	89
Research and development	21,332	1,964
Sales and marketing	22,777	3,783
General and administrative	151,836	6,497
Total stock-based compensation, including cash settled	$202,999	$12,502

(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cost of subscription revenue	$266	$266
Sales and marketing	51	51
General and administrative	47	47
Total amortization of acquired intangible assets	$364	$364

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	Three Months Ended March 31,
	2021	2020
	(as a % of revenue)
Revenue:
Subscription	78	73
Professional services and other	22	27
Total revenue	100%	100%
Cost of revenue:
Subscription	9	8
Professional services and other	17	19
Total cost of revenue	26	27
Gross profit	74	73
Operating expenses:
Research and development	26	20
Sales and marketing	57	61
General and administrative	73	13
Total operating expenses	156	94
Operating loss	(82)	(21)
Other non-operating income, net	(1)	—
Loss before income taxes	(83)	(21)
Provision for income taxes	1	5
Net loss	(84)%	(26)%
Comparison of the three months ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands)
Subscription revenue	$186,896	$128,265	$58,631	46%
Professional services and other revenue	51,747	47,799	3,948	8%
Total revenue	$238,643	$176,064	$62,579	36%
Subscription revenue increased by $58.6 million, or 46%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was due primarily to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, approximately $34.8 million was attributable to existing customers and approximately $23.8 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $3.9 million, or 8%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase in revenue from large customers, who generally require more services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$20,370	$13,716	$6,654	49%
Cost of professional services and other revenue	41,411	34,208	7,203	21%
Total cost of revenue	61,781	47,924	13,857	29%

Subscription gross profit	166,526	114,549	51,977	45%
Professional services and other gross profit	10,336	13,591	(3,255)	(24)%
Total gross profit	$176,862	$128,140	$48,722	38%

Subscription gross margin	89%	89%
Professional services and other gross margin	20%	28%
Total gross margin	74%	73%
Cost of subscription revenue increased $6.7 million, or 49%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, consistent with the increase in subscription revenue growth over the same period. This increase was driven by a $2.5 million increase in stock-based compensation expense, a $0.8 million increase in server costs, a $2.0 million increase in employee-related costs from headcount growth, and a $1.4 million increase in amortization of internal use software. Cost of professional services and other revenue increased $7.2 million, or 21%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase was driven by a $2.0 million increase in employee-related costs from headcount growth, a $1.4 million increase in professional services vendor costs, and a $4.3 million increase in stock-based compensation expense, partially offset by a $0.5 million decrease in travel-related expenses.
Our gross margins increased from 73% during the three months ended March 31, 2020 to 74% during the three months ended March 31, 2021, due primarily to an increase in subscription gross margins, partially offset by a decrease in professional services and other gross margins based on the changes discussed above.
Operating Expenses
Research and development

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands)
Research and development	$62,806	$35,489	$27,317	77%
Research and development expenses increased $27.3 million, or 77%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase was driven by a $19.4 million increase in stock-based compensation expense and a $6.5 million increase in employee-related costs from headcount growth as we continue to add to and enhance our products.
Sales and marketing

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands)
Sales and marketing	$136,181	$107,095	$29,086	27%

Sales and marketing expenses increased $29.1 million, or 27%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase in sales and marketing was primarily driven by a $19.0 million increase in stock-based compensation expense and a $18.0 million increase in employee-related costs from headcount growth, partially offset by a $5.4 million decrease in travel-related expenses and a $2.5 million decrease in marketing spend.
General and administrative

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(In thousands)
General and administrative	$174,449	$22,487	$151,962	676%
General and administrative expenses increased $152.0 million, or 676%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase in general and administrative expenses was primarily driven by a $145.3 million increase in stock-based compensation expense.
Other non-operating income (expense), net
Other non-operating income (expense), net decreased $2.2 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This change for the periods was primarily driven by a $1.2 million increase in interest expense, the results of changes in interest income due to differences in average cash balances and interest rates, and immaterial changes in foreign currency transactions gains and losses.
Provision for income taxes
Provision for income taxes decreased $6.8 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to lower foreign net income and a decrease in current year tax reserve expense.
Our effective tax rate was (0.8)% for the three months ended March 31, 2021, as compared to (23.0)% for the three months ended March 31, 2020. The change was primarily driven by differences in our effective tax rate for the respective years, as described below.
Our effective tax rate for the three months ended March 31, 2020 was (23.0)%. The difference between the U.S. statutory rate of 21% and our effective tax rate is primarily driven by rate adjustments due to tax reserves, foreign taxes, and the impact of valuation allowances recorded against current year losses in the United States.
Liquidity and Capital Resources
As of March 31, 2021 we had cash and cash equivalents of $586.5 million. Our cash and cash equivalents consist primarily of cash and money market funds. As of March 31, 2021, we had $22.1 million of our cash and cash equivalents held by our foreign subsidiaries.
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
We believe our existing cash and cash equivalents, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new office spaces, the satisfaction of tax withholding obligations for the settlement of future share-based awards, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our XM Platform, and the continuing market acceptance of our platform. On January 28, 2021, we completed a voluntary exchange offer pursuant to which 5.4 million cash-settled Qualtrics Rights and 1.3 million cash-settled SAP RSU awards were exchanged into 12.8 million equity-settled Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards, significantly reducing our stock-based awards liability. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash flows used in operating activities	$(70,085)	$(131,756)
Net cash used in investing activities	(11,149)	(9,073)
Net cash flows provided by financing activities	464,485	145,000
Effect of exchange rate changes on cash and cash equivalents	(606)	1,780
Net increase in cash and cash equivalents	$382,645	$5,951
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
For the three months ended March 31, 2021, net cash used in operating activities was $70.1 million, which resulted from net loss of $199.9 million, adjusted for $203.0 million in stock-based compensation expense, including cash settled stock-based compensation of $72.0 million, additional non-cash charges of $24.1 million and net cash outflow of $25.3 million from changes in operating assets and liabilities. Additional non-cash charges primarily consisted of $7.6 million for depreciation and amortization expense, $11.2 million of amortization of deferred contract acquisition costs and $5.7 million related to the reduction of right-of-use assets from operating leases. The outflow from operating assets and liabilities was primarily due a $36.6 million decrease in accrued liabilities and accounts payable, a $13.5 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $8.6 million increase in prepaid and other assets, and a $4.2 million increase in deferred revenue from advance invoicing in accordance with our customer contracts, partially offset by a $37.1 million increase in accounts receivable due to billings growth and timing of collections.
For the three months ended March 31, 2020, net cash flows used in operating activities was $131.8 million, which resulted from net loss of $44.8 million, adjusted for $12.5 million in stock-based compensation expense, including cash settled of $98.3 million, additional non-cash charges of $16.9 million, and a net cash outflow of $18.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $6.0 million for depreciation and amortization expense and $6.7 million of amortization of deferred contract acquisition costs. The outflow from operating assets and liabilities was primarily due to a $30.4 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $14.6 million increase in deferred revenue from advance invoicing in accordance with our revenue contracts, a $12.1 million increase in prepaid and other assets, a $11.7 million decrease in accrued liabilities and accounts payable, partially offset by a $48.8 million increase in accounts receivable due to billings growth and timing of collections and a $4.3 million increase in other liabilities.

Investing activities
Net cash used in investing activities is primarily impacted by purchases of property and equipment, particularly for capital expenditures for our data centers, capitalized software, improvements to existing and new office spaces, and business combinations.
Net cash used in investing activities during the three months ended March 31, 2021 and 2020 of $11.1 million, $9.1 million, respectively, resulted primarily from capital expenditures for our XM Platform and office build-outs.
Financing activities
Net cash provided by financing activities of $464.5 million during the three months ended March 31, 2021 was due to $115.0 million in proceeds from a capital contribution from SAP and $2,244.3 million in proceeds from the sales of our Class A common stock in connection with our initial public offering, partially offset by $1,892.3 million in payments on a promissory note paid to SAP and $2.6 million in payments of costs related to our initial public offering.
Net cash provided by financing activities of $145.0 million during the three months ended March 31, 2020 was due to proceeds from a capital contribution from SAP.
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The aggregate transaction price of remaining performance obligations is expected to be recognized as revenue as follows:

	As of March 31,	As of December 31,
	2021	2020
	(In thousands)
Next 12 Months	$676,974	$645,416
Thereafter	519,206	498,950
Total	$1,196,180	$1,144,366
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of March 31, 2021:

	Payments Due by Period
	Total	Remainder of 2021	2022 - 2023	2024 - 2025	Thereafter
	(In thousands)
Note payable	$501,181	$—	$—	$—	$501,181
Operating lease commitments	303,562	25,559	48,243	49,870	179,890
Non-cancelable purchase obligations	203,481	37,011	58,984	93,666	13,820
Total	$1,008,224	$62,570	$107,227	$143,536	$694,891
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
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Judgments
Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates on financial condition or operating performance is material.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and judgements described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 9, 2021.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recent Accounting Pronouncements
Refer to Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about other recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest rate risk
We had cash and cash equivalents of $586.5 million as of March 31, 2021. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.

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
We recorded $0.7 million in net foreign currency transaction losses in the three months ended March 31, 2021, $0.5 million in net foreign currency transaction gains in the three months ended March 31, 2020. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended March 31, 2021 and 2020.
Inflation risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2021. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 9. “Commitments and Contingencies—Legal Matters” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1a. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
In future periods, our revenue could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for our XM Platform, the impact on spending due to the ongoing COVID-19 pandemic, increase in competition, limited ability to, or our decision not to, increase pricing, contraction of the experience management software category, or our failure to capitalize on growth opportunities. In addition, our revenue from subscription and professional services and other may grow at different rates than in recent periods or decline for a number of reasons, including those described above. Our results of operations for 2020 included a significant expense increase related to the recognition of cash settled stock-based compensation as a result of the SAP Acquisition. Excluding the impact of cash settled stock-based compensation, we expect expenses to increase in the near term, particularly as we continue to make significant investments in research and development and technology infrastructure, expand our operations globally and develop new solutions and features for, and enhancements of, our XM Platform. In addition, in connection with operating as an independent public company, we will incur additional legal, accounting, and other expenses that we did not incur as a previously wholly owned subsidiary of SAP. In addition, the added expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates or achieve or maintain profitability in the future.

If we fail to effectively manage our growth, our business and results of operations could be harmed.
We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. In addition, we operate globally in more than 100 countries, and have employees in the United States, Australia, Canada, France, Germany, Ireland, Japan, the Netherlands, Poland, Singapore, Spain, Sweden, and the United Kingdom as well as SAP employees we work with in numerous other countries. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Given our international presence, it is difficult to anticipate how the varying national responses to the COVID-19 pandemic will affect our customers, employees, and business operations. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and may cause our customers or their customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business, operating results and financial condition. Additionally, political developments impacting government spending and international trade, including pandemics such as the COVID-19 pandemic, may negatively impact our dealings with our international partners. In addition to expanding our global presence, we continue to increase the breadth and scope of our XM Platform and our operations and continue to develop our partner network. Even with the support of SAP, in order to successfully manage our future growth we will need to continue to improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner and deepen our industry experience in key verticals. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal controls as well as our reporting systems and procedures. We intend to continue to invest to expand our business, including investing in technology, sales and marketing operations, developing new solutions and features for our existing solutions, hiring additional personnel, and upgrading our infrastructure. These investments will require significant capital expenditures and the allocation of management resources, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.
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
To increase our revenue, we must retain existing customers, convince them to expand their use of our solutions across their organizations and for a variety of use cases, and expand their subscriptions on terms favorable to us. If we are not able to renew our agreements with existing customers or attract new business from existing customers on favorable terms, this could have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly on the value of our common stock. The rate at which our customers purchase new or enhanced solutions from us, as well as the expansion of use of our solutions across organizations, depend on a number of factors, including general economic conditions, customer specific conditions, competitive pricing, integration with existing technologies, and satisfaction and market acceptance of our XM Platform generally. If our efforts to sell additional functionality and solutions to our customers are not successful, our business and growth prospects may suffer. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period, and a majority of our subscription contracts are one year in duration.
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
Our XM Platform and the other systems or networks used in our business are also at risk for breaches as a result of third-party action, or employee, contractor, vendor, partner or customer error or malfeasance. Security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss or destruction of or unauthorized disclosure of information, regulatory enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation or customer satisfaction, impair our sales, and harm our business. Cyberattacks and other malicious activity continue to increase in frequency and complexity, and cloud-based platform providers of services have been and are expected to continue to be targeted. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, phishing, social engineering, denial-of-service attacks and human error, sophisticated criminal, nation-state and nation-state supported actors now regularly engage in attacks (including advanced persistent threat intrusions). Despite significant efforts to implement security designed to protect against such threats, it is impossible for us to entirely protect against or mitigate these risks. If our security measures are compromised, for example, as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation or customer satisfaction could be damaged, our business, including our delivery of services, may be harmed, and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems, in part because they are continuously evolving and changing, and may not be known or detected until after an incident has occurred. Concerns regarding data privacy and security may cause some of our customers to stop using our solutions and fail to renew their subscriptions. This discontinuance in use or failure to renew could substantially harm our business, operating results, and growth prospects. Further, as we rely on third-party and public-cloud infrastructure, we will depend in part on third parties’ security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. In addition, the ongoing COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third-party systems and services or to run our business. Failures to meet customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers, and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, legal and advisor fees, and legal claims; lost revenue due to network downtime and decrease in customer trust; increases in insurance premiums and coverage; and damage to our reputation.
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
A key element of our strategy is to invest significantly in our research and development efforts to develop new solutions and rapidly introduce new technologies, features and functionality of our existing solutions. For the three months ended March 31, 2021 and 2020, our research and development expenses were 26% and 20% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solution or solutions. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, it would harm our business and results of operations.
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
Our success and future growth depend upon the continued services of our management team and other key employees. In particular, Ryan Smith, our Founder, Executive Chair and Director, and Zig Serafin, our Chief Executive Officer, are both critical to our vision, strategic direction, culture, and offerings. From time to time, there may be changes in our management team, including those resulting from the hiring or departure of executives and key employees, which could disrupt our business. For example, Ryan Smith recently transitioned from Chief Executive Officer to Executive Chair and Zig Serafin recently transitioned from President to Chief Executive Officer. Given the recency of these transitions, we cannot yet know the impact they will have on our business. We also are dependent on the continued service of our existing employees, in part because of the complexity of our solutions. Our senior management and key employees are employed on an at-will basis. In general, we may terminate our employees’ employment at any time, and any employee may resign at any time, with or without cause. The loss of one or more of our senior management or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. In particular, recruiting and hiring senior product engineering personnel has been, and we expect to continue to be, challenging given the intense competition in the software industry for skilled product engineering talent. In addition, as our business grows and scales, including internationally, the difficulty of doing so may be compounded by the COVID-19 pandemic, which has led to intensified restrictions on travel, immigration, and the availability of work visas, we will need to continue to find and attract talented, experienced managers both in the United States and internationally. If we are unable to hire talented personnel, we may be unable to scale our operations or release new products in a timely fashion and, as a result, customer satisfaction with our products may decline. Additionally, many of our employees and members of our management team may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us.
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
A key focus of our company is to continue to expand our operations outside of the United States. In order to do so, we use a hub-and-spoke sales model, comprised of a centralized inside-sales team surrounded by regional direct sales efforts. We have invested significant effort to building and optimizing our international growth. For the three months ended March 31, 2021, 29% of our revenue is from outside the United States, and we have continued to add employees and offices in new countries. We expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our XM Platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our XM Platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. If we are not successful in converting our investments in international expansion to additional revenue, our business and results of operations may be harmed. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. In addition, in certain ways it was easier for us to expand internationally as a previously wholly owned subsidiary of SAP, given SAP’s significant global presence, than it is as a majority-owned subsidiary of SAP. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
•political and economic instability in countries where we may operate, including the potential effects of the current COVID-19 pandemic;

•double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate;
•higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, disease, global pandemics such as COVID-19, or responses to these events.
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
Additionally, on November 3, 2020, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters. The CPRA significantly modifies the CCPA by, among other things, creating a dedicated privacy regulatory agency, requiring businesses to implement data minimization and data integrity principles, and imposing additional requirements for contracts addressing the processing of personal information. Moreover, the CPRA calls for additional regulations to be implemented before the law becomes fully operative on

January 1, 2023. These changes may result in further uncertainty with respect to privacy, data protection, and information security issues and will require us to incur additional costs and expenses in an effort to comply. The enactment of the CCPA has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws. These new requirements, together with laws and regulations that may be passed in the future, could reduce demand for our XM Platform, increase our costs, impair our ability to grow our business, restrict our ability to store and process data, subject us to liability, or, in some cases, impact our ability to offer our XM Platform in some locations. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations, and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our XM Platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new content and features could be limited. Further, failure to comply with the GDPR, the CCPA and other privacy or data security-related laws, rules or regulations of jurisdictions in which we do business could result in material fines and other penalties imposed by regulators, affect our compliance with client contracts and have an adverse effect on our business, financial condition, and results of operations. Our activities could also result in mandatory disclosures of breaches to affected individuals, customers, and data protection supervisory authorities, as well as investigations and administrative measures by data protection supervisory authorities, such as the instruction to alter or stop non-compliant data processing activities, including the instruction to stop using non-compliant subcontractors.
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
•macroeconomic conditions and the economic impact of the COVID-19 pandemic; and
•general economic and market conditions.
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
We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and other similar events. They may also be subject to break-ins, sabotage, attacks, intentional acts of vandalism and similar misconduct, adverse events caused by operator error, and delays or interruptions in service due to capacity constraints, including those stemming from increased usage due to the outbreak of the COVID-19 virus. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of an adverse event. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other problems at these facilities could result in lengthy interruptions in accessing our XM Platform and the loss or exposure of customer data.
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
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our condensed consolidated financial statements include, or may in the future include, those related to revenue recognition, deferred contract acquisition costs, the period of benefit generated from deferred contract acquisition costs, equity and cash settled stock-based compensation expense, goodwill and intangible assets, and accounting for income taxes, including deferred tax assets and liabilities.

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
We intend to continue to make investments to support our growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing XM Platform or acquire complementary businesses, technologies, and content. While we expect that SAP, as our majority owner, may continue to support our growth, SAP may be unable or unwilling to address particular financial needs or may prefer that we look to other funding sources in the first instance. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing from SAP or in the capital markets on terms favorable to us, if at all. Additionally, a deterioration of current conditions in worldwide credit markets as a result of the COVID-19 pandemic could limit our ability to obtain external financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our growth and to respond to business challenges could be significantly impaired.
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
Risks Related to Our Relationship with SAP and Being a “Controlled Company”
As long as SAP controls us, the ability of the holders of Class A common stock to influence matters requiring stockholder approval will be limited.
SAP owns 100% of the shares of Class B common stock, representing a controlling interest in the total outstanding shares of the Company. The rights of the holders of Class A and Class B common stock differ in a number of ways, including with respect to voting and conversion rights, certain actions that require the consent of holders of Class B common stock and other protective provisions. Holders of our Class B common stock are entitled to ten votes per share of Class B common stock, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect all directors to our board of directors. If, prior to the occurrence of any Distribution (as defined below), SAP transfers shares of our Class B common stock to any party that is not beneficially owned by SAP, those shares would automatically convert into Class A common stock. For so long as SAP beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, SAP will be able to elect all of the members of our board of directors.
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
The historical financial information we have included in this Quarterly Report on Form 10-Q does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our condensed consolidated financial statements include an allocation for certain corporate functions historically provided by SAP, including tax, accounting, treasury, legal, human resources, compliance, insurance, sales, and marketing services. The historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made pro forma adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our transition to becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, standalone company. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical condensed consolidated financial statements and notes thereto.
We are a smaller company relative to SAP, which could result in increased costs because of a decrease in our purchasing power and difficulty maintaining existing customer relationships and obtaining new customers.
Prior to our initial public offering, we were able to take advantage of SAP’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit and other professional services. While this may continue in some ways with SAP as a majority shareholder, we are a smaller company than SAP, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to our initial public offering. As a standalone company, we may be unable to obtain office space, goods, technology, and services at prices or on terms as favorable as those available to us prior to our initial public offering, which could increase our costs and reduce our profitability. Likewise, we may find it more difficult to attract and retain high quality employees as a smaller company than it was as a previously wholly owned subsidiary of SAP, which could impact our results of operations. Our future success also depends on our ability to develop and maintain relationships with customers. Our reduced relationship with SAP and our smaller relative size may make it more difficult to develop and maintain relationships with customers, which could adversely affect our prospects.
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
The arrangement we made with SAP in connection with our initial public offering may not be adequate and could harm our operation and performance.
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
We cannot know how the market will react over time to our unique arrangements with SAP or how those arrangements may change. We are making careful preparation for the separation from SAP, but due to the unique structure we are employing, there may be many foreseeable and unforeseeable adverse effects on us if the expected benefits of our arrangements with SAP do not realize.
Some of our directors own cash-settled restricted stock units that fluctuate in accordance with the value of SAP’s share price or hold management positions with SAP, which could cause conflicts of interest that could result in us not acting on opportunities we otherwise may have.
Some of our directors own cash-settled restricted stock units that fluctuate in accordance with the value of SAP’s share price. In addition, some of our directors are executive officers and/or directors of SAP. Ownership of cash-settled restricted stock units that fluctuate in accordance with the value of SAP’s share price by our directors and the presence of executive officers or directors of SAP on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and SAP that could have different implications for SAP than they do for us. Provisions of our amended and restated certificate of incorporation and the stockholders’ agreement address corporate opportunities that are presented to our directors or officers that are also directors or officers of SAP. We cannot assure you that the provisions in our amended and restated certificate of incorporation will adequately address potential conflicts of interest, that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to individuals who are officers or directors of both us and SAP. As a result, we may be precluded from pursuing certain growth initiatives, which could adversely affect our business.
SAP’s ability to control our board of directors and company may make it difficult for us to recruit high-quality independent directors and employees.
So long as SAP beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, SAP can effectively control and direct our board of directors and our company generally. Further, the interests of SAP and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors or become employees may decline.

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
The market price of our Class A common stock could decline as a result of substantial sales of our Class A common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of our Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of March 31, 2021, we had a total of 89,281,956 shares outstanding of Class A common stock and 423,170,610 shares outstanding of Class B common stock, all of which are owned by SAP. Shares of our Class A common stock received by our employees (including our executive officers) upon vesting of equity awards received in the exchange offer completed in January 2021 will be freely tradable upon issuance, subject to compliance with Rule 144, as applicable, and are not subject to any lock-up restriction. Shares of Class A common stock issued to Q II, or to be issued to Silver Lake Technology Management, LLC (“Silver Lake”), are or will be, respectively, deemed “restricted securities” as defined in Rule 144 under the Securities Act and, pursuant to their respective Class A common stock purchase agreements, each of Q II and Silver Lake has agreed with us not to sell or transfer such shares for a period of 12 months and 24 months, respectively, after the effectiveness of our initial public offering registration statement. The remaining outstanding shares of our Class A and all of our Class B common stock will be deemed “restricted securities” as defined in Rule 144. These restricted securities, and the shares of Class A common stock into which the outstanding shares of our Class B common stock are convertible, may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act.
Sales of our Class A common stock as these restrictions end may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell our Class A common stock.
We have entered into a stockholders’ agreement with SAP, Q II, LLC (“Q II”) and Silver Lake, which, among other things, provide for specified registration rights relating to the shares of our Class A common stock and Class B common stock owned by SAP, Q II and Silver Lake. Registration of those shares under the Securities Act would permit SAP, Q II, Silver Lake and their permitted transferees registration rights agreement to sell their respective shares into the public market.
We will be obligated to pay cash to settle any Qualtrics Rights or SAP RSUs that were not tendered in the January 2021 exchange offer.
In January 2021, we conducted a voluntary exchange offer pursuant to which we offered eligible employees, including our executive officers, the ability to exchange their existing Qualtrics Rights and SAP RSUs for awards with underlying shares of our Class A common stock. According to the existing award terms, upon vesting we will be obligated to pay cash to settle any Qualtrics Rights and SAP RSUs that were not tendered in the exchange offer. While the dividend we paid to SAP America in the form of promissory note 1 was reduced by an amount equal to the cash required to settle any outstanding Qualtrics Rights and SAP RSUs based on the estimated liabilities for such awards at the expiration of the exchange offer, such dividend and promissory note 1 will not be further reduced to reflect any increase in such liabilities subsequent to the expiration of the exchange offer. For example, the cash liabilities for such awards may increase if SAP’s share price increases following the expiration of the exchange offer.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.
We are permitted to take advantage of these provisions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2026.
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
Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020).
4.1	Specimen Class A common stock certificate of the Registrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020).
10.1+
Master Transaction Agreement by and between the Registrant and SAP SE, dated February 1, 2021 (incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021).

10.2+
Administrative Services Agreement by and between the Registrant, SAP SE and SAP America, Inc., dated February 1, 2021 (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021).

10.3+
Tax Sharing Agreement by and among the Registrant, Registrant’s affiliates, SAP SE, SAP America, Inc. and their affiliates, dated February 1, 2021 (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021).

10.4+
Employee Matters Agreement by and between the Registrant and SAP SE, dated February 1, 2021 (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021).

10.5
Intellectual Property Matters Agreement by and between the Registrant and SAP SE, dated February 1, 2021 (incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021).

10.6+
Distribution Agreement by and between the Registrant and SAP SE, dated February 1, 2021 (incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021).

10.7+
Insurance Matters Agreement by and between the Registrant and SAP SE, dated February 1, 2021 (incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021).

10.8
Stockholders’ Agreement by and between the Registrant, SAP America, Inc. and Q II, LLC, dated February 1, 2021 (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021).

10.9+
Real Estate Matters Agreement by and between the Registrant and SAP SE, dated February 1, 2021 (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021).

10.10
Promissory Note 1 between the Registrant and SAP America, Inc., dated January 27, 2021 (incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021).

10.11
Promissory Note 2 between the Registrant and SAP America, Inc., dated January 27, 2021 (incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021).

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

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
________________
*    Filed herewith.
**    Furnished herewith.
#    Represents management compensation plan, contract or arrangement.
+    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 6th day of May, 2021.

QUALTRICS INTERNATIONAL INC.

By:	/s/ Zig Serafin
Zig Serafin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rob Bachman
Rob Bachman
Chief Financial Officer (Principal Financial and Accounting Officer)