Form 10-Q
period 2021-06-30
Qualtrics International Inc.
filed 2021-08-03
CIK 1747748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
Or
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

As of July 28, 2021, the registrant had 514,620,585 shares of common stock outstanding, consisting of 91,449,975 shares of Class A common stock and 423,170,610 shares of Class B common stock.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Qualtrics International Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)
(Unaudited)

	As of June 30,	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$635,149	$203,891
Accounts receivable, net of allowance (1)	242,515	296,148
Deferred contract acquisition costs, net	48,337	43,429
Prepaid expenses and other current assets	51,263	48,130
Total current assets	977,264	591,598
Non-current assets:
Property and equipment, net	119,102	116,120
Right-of-use assets from operating leases	187,050	195,372
Goodwill	6,709	6,709
Other intangible assets, net	3,232	3,959
Deferred contract acquisition costs, net of current portion	120,664	115,837
Deferred tax assets	205	92
Other assets	19,850	9,368
Total assets	$1,434,076	$1,039,055

Liabilities and equity (deficit)
Current liabilities:
Lease liabilities	$13,441	$7,125
Accounts payable (1)	39,517	30,452
Accrued liabilities	88,840	225,046
Liability-classified, stock-based awards	7,297	209,286
Deferred revenue	503,280	495,638
Total current liabilities	652,375	967,547
Non-current liabilities:
Lease liabilities, net of current portion	226,034	235,620
Liability-classified, stock-based awards, net of current portion	731	76,627
Deferred revenue, net of current portion	6,048	5,477
Note payable (1)	502,869	—
Deferred tax liabilities	6,060	5,970
Other liabilities	4,694	16,716
Total liabilities	$1,398,811	$1,307,957
Commitments and contingencies
Equity (deficit)
Preferred stock, par value $0.0001 per share; authorized 100,000,000 shares; no shares outstanding(2)	—	—
Class A common stock, par value $0.0001 per share; authorized 2,000,000,000 shares; issued and outstanding 91,035,764 and 6,000,000 shares as of June 30, 2021 and December 31, 2020(2)	9	1
Class B common stock, par value $0.0001 per share; authorized 1,000,000,000 shares; issued and outstanding 423,170,610 as of June 30, 2021 and December 31, 2020(2)	42	42
Additional paid in capital	1,895,938	1,126,631
Accumulated other comprehensive income	1,384	3,191
Accumulated deficit	(1,862,108)	(1,398,767)
Total equity (deficit)	35,265	(268,902)
Total liabilities and equity (deficit)	$1,434,076	$1,039,055
________________
(1) Includes amounts from related parties. See Note 14 for further details.
(2) See Note 1 “2020 Stock Split and Capital Reorganization” for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription	$204,538	$138,476	$391,434	$266,741
Professional services and other	44,807	42,567	96,554	90,366
Total revenue	249,345	181,043	487,988	357,107
Cost of revenue:
Subscription	21,693	16,896	42,063	30,612
Professional services and other	43,070	33,178	84,481	67,386
Total cost of revenue	64,763	50,074	126,544	97,998
Gross profit	184,582	130,969	361,444	259,109
Operating expenses:
Research and development	79,871	71,431	142,677	106,920
Sales and marketing	151,695	112,672	287,876	219,767
General and administrative	226,685	72,007	401,134	94,494
Total operating expenses	458,251	256,110	831,687	421,181
Operating loss	(273,669)	(125,141)	(470,243)	(162,072)
Other non-operating income (expense), net	(1,191)	(412)	(2,931)	73
Loss before income taxes	(274,860)	(125,553)	(473,174)	(161,999)
(Benefit) provision for income taxes	(11,373)	1,951	(9,833)	10,340
Net loss	$(263,487)	$(127,504)	$(463,341)	$(172,339)

Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.30)	$(0.93)	$(0.41)
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholders, basic and diluted	513,507,669	423,170,610	497,970,385	423,170,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cost of revenue and operating expenses includes:
Stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2021	2020	2021	2020
Cost of subscription revenue	$3,382	$2,915	$6,006	$3,084
Cost of professional services and other revenue	6,754	3,522	11,184	3,611
Research and development	34,381	37,282	55,713	39,246
Sales and marketing	35,489	19,064	58,266	22,847
General and administrative	204,767	58,642	356,603	65,139
Total stock-based compensation expense, including cash settled	$284,773	$121,425	$487,772	$133,927

Amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2021	2020	2021	2020
Cost of subscription revenue	$265	$266	$531	$532
Sales and marketing	51	51	102	102
General and administrative	47	47	94	94
Total amortization of acquired intangible assets	$363	$364	$727	$728

Qualtrics International Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(263,487)	$(127,504)	$(463,341)	$(172,339)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(21)	1,540	(1,807)	(456)
Comprehensive loss	$(263,508)	$(125,964)	$(465,148)	$(172,795)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	89,281,956	$9	423,170,610	$42	$1,497,779	$1,405	$(1,598,621)	$(99,386)
Stock-based compensation	—	—	—	—	282,992	—	—	282,992
Issuance of common stock upon settlement of restricted stock units (RSUs)	1,753,808	—	—	—	—	—	—	—
Payment of withholding taxes on vested RSUs	—	—	—	—	(4,832)	—	—	(4,832)
Class A common stock option exercised(1)	—	—	—	—	119,999	—	—	119,999
Net loss	—	—	—	—	—	—	(263,487)	(263,487)
Foreign currency translation adjustment	—	—	—	—	—	(21)	—	(21)
Balance, June 30, 2021	91,035,764	$9	423,170,610	$42	$1,895,938	$1,384	$(1,862,108)	$35,265

	Three Months Ended June 30, 2020
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2020	—	$—	423,170,610	$42	$731,631	$(2,924)	$(1,171,100)	$(442,351)
Capital contribution from SAP	—	—	—	—	135,000	—	—	135,000
Net loss	—	—	—	—	—	—	(127,504)	(127,504)
Foreign currency translation adjustment	—	—	—	—	—	1,540	—	1,540
Balance, June 30, 2020	—	$—	423,170,610	$42	$866,631	$(1,384)	$(1,298,604)	$(433,315)
________________
(1)See Note 10 “Sale of Class A Common Stock” for further details.

	Six Months Ended June 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	6,000,000	$1	423,170,610	$42	$1,126,631	$3,191	$(1,398,767)	$(268,902)
Stock-based compensation	—	—	—	—	486,536	—	—	486,536
Issuance of common stock upon settlement of RSUs	3,067,377	—	—	—	—	—	—	—
Payment of withholding taxes on vested RSUs	—	—	—	—	(4,832)	—	—	(4,832)
Modification of cash-settled stock-based compensation awards into equity-settled awards	—	—	—	—	206,313	—	—	206,313
Capital contribution from SAP	—	—	—	—	115,000	—	—	115,000
Sales of Class A common stock, net of issuance costs (1)	81,968,387	8	—	—	2,238,571	—	—	2,238,579
Class A common stock option exercised(1)	—	—	—	—	119,999	—	—	119,999
Dividend declared	—	—	—	—	(2,392,280)	—	—	(2,392,280)
Net loss	—	—	—	—	—	—	(463,341)	(463,341)
Foreign currency translation adjustment	—	—	—	—	—	(1,807)	—	(1,807)
Balance, June 30, 2021	91,035,764	$9	423,170,610	$42	$1,895,938	$1,384	$(1,862,108)	$35,265

	Six Months Ended June 30, 2020
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	—	$—	423,170,610	$42	$586,631	$(928)	$(1,126,265)	$(540,520)
Capital contribution from SAP	—	—	—	—	280,000	—	—	280,000
Net loss	—	—	—	—	—	—	(172,339)	(172,339)
Foreign currency translation adjustment	—	—	—	—	—	(456)	—	(456)
Balance, June 30, 2020	—	$—	423,170,610	$42	$866,631	$(1,384)	$(1,298,604)	$(433,315)
________________
(1)See Note 10 “Sale of Class A Common Stock” for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(463,341)	$(172,339)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15,602	12,126
Loss on disposal of property and equipment	115	—
Reduction of right-of-use assets from operating leases	11,124	8,178
Stock-based compensation expense, including cash settled	487,772	133,927
Amortization of deferred contract acquisition costs	23,173	14,197
Deferred income taxes	172	1,740
Changes in assets and liabilities:
Accounts receivable, net	53,396	47,078
Prepaid expenses and other current assets	(4,900)	(809)
Deferred contract acquisitions costs	(33,892)	(42,686)
Other assets	(10,651)	(4,751)
Lease liabilities	(6,016)	(2,925)
Accounts payable	7,121	(5,061)
Accrued liabilities	(15,972)	(10,467)
Deferred revenue	8,213	(18,424)
Other liabilities	(9,225)	5,084
Settlement of stock-based payments liabilities	(73,964)	(187,090)
Net cash flows used in operating activities	(11,273)	(222,222)

Cash flows from investing activities
Purchases of property and equipment	(16,247)	(25,837)
Net cash flows used in investing activities	(16,247)	(25,837)

Cash flows from financing activities
Proceeds from capital contributions from SAP	115,000	280,000
Proceeds from issuance of Class A common stock, net of underwriting discounts and commissions	2,244,322	—
Payment of costs related to initial public offering	(3,081)	—
Repayment of promissory note	(1,892,280)	—
Payments for taxes related to net share settlement of equity awards	(4,832)	—
Net cash flows provided by financing activities	459,129	280,000
Effect of changes in exchange rates on cash and cash equivalents	(351)	1,123
Net increase in cash and cash equivalents	431,258	33,064
Cash and cash equivalents, beginning of period	203,891	42,467
Cash and cash equivalents, end of period	$635,149	$75,531

Supplemented cash flow disclosures
Cash paid for income taxes	$5,319	$4,367
Cash paid for operating leases, net of incentives received	$5,734	$5,941
Modification of cash-settled stock-based compensation awards into equity-settled awards	$206,313	$—

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$1,983	$724
Right-of-use assets obtained in exchange for lease obligations	$—	$6,827
Note payable issued for dividend declared	$500,000	$—
Expiration of contingency associated with Class A common stock option exercised	$120,000	$—

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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2021, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' equity (deficit) for the three and six months ended June 30, 2021 and 2020, and condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of June 30, 2021 and its results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other future year or interim period.
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
Professional Services and Other Revenue
Professional services and other revenue mainly includes two types of services: research services and professional services. Research services is a solution provided to existing subscription customers with arrangements that are distinct from subscription revenue services. In addition, the Company provides professional services associated with new and expanding customers requesting implementation, integration services, and other ancillary services. These services are distinct from subscription revenue services.
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
Judgment is required to determine whether revenue is to be recognized at a point in time or over time. For performance obligations satisfied over time, we need to measure progress using the method that best reflects the Company’s performance.
All judgments and estimates mentioned above can significantly impact the timing and amount of revenue to be recognized.
Contract Balances
The Company bills in advance for annual contracts, and at times enters into non-cancelable multi-year deals. Non-cancelable multi-year deals typically include price escalations each year. The Company recognizes revenue on a straight-line basis over the non-cancelable term and accounts for the difference between straight-line revenue and annual invoice amounts as a contract asset. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of June 30, 2021 were $13.0 million and $10.4 million, respectively. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of December 31, 2020 were $9.6 million and $6.9 million, respectively.
The Company records contract liabilities to deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer prior to the related performance obligation being fulfilled. In certain circumstances we receive consideration from customers in advance of a specific service being identified. Total consideration received in advance of a specific service being identified totaled $33.3 million and $33.8 million as of June 30, 2021 and December 31, 2020, respectively, and is included in deferred revenue. The following table shows the amount of revenue included in prior period deferred revenue for each of the Company’s revenue generating solutions:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2021	2020	2021	2020
Subscription revenue:
Revenue included in prior period deferred revenue	$128,570	$95,509	$293,569	$218,455
Revenue generated from same period billings	75,968	42,967	97,865	48,286
Total subscription revenue	$204,538	$138,476	$391,434	$266,741
Professional services and other revenue:
Revenue included in prior period deferred revenue	$11,288	$8,915	$39,814	$22,073
Revenue generated from same period billings	33,519	33,652	56,740	68,293
Total professional services and other revenue	$44,807	$42,567	$96,554	$90,366
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Amounts of a customer contract’s transaction price that are allocated to the remaining performance obligations represent contracted revenue that has not yet been recognized. They include amounts recognized as contract liabilities and amounts that are contracted but not yet due. The future estimated revenue related to unsatisfied performance obligations as of June 30, 2021 was $1,296.1 million, of which approximately $754.8 million is expected to be recognized as revenue over the next twelve months. The future estimated revenue related to unsatisfied performance obligations as of December 31, 2020 was $1,144.4 million. This estimate is based on the Company’s best judgment, as it needs to consider estimates of possible future contract modifications. The amount of transaction price allocated to the remaining performance obligations, and changes in this amount over time, are impacted by, among others, currency fluctuations and the contract period of our cloud contracts remaining at the balance sheet date and thus by the timing of contract renewals.
Disaggregation of Revenue
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud platform:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2021	2020	2021	2020
United States	$174,969	$130,865	$345,518	$258,952
International	74,376	50,178	142,470	98,155
Total revenue	$249,345	$181,043	$487,988	$357,107
No single country outside the United States accounted for 10% or more of revenue during the three and six months ended June 30, 2021 and 2020.
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
Accounts Receivable and Allowances
Accounts receivable are recorded at the invoiced amount, net of allowances. Accounts receivable are typically due within 30 days from the date of invoice. Customer balances outstanding longer than the contractual payment terms are considered past due. The Company establishes allowances for bad debt and cancellations based on historical collection data and customer specific circumstances. The allowance for bad debt, as needed, is established with a charge to bad debt expense in the consolidated statements of comprehensive loss. Bad debt expense was not material during the three and six months ended June 30, 2021 and 2020. The allowance for cancellations is established with a reduction to revenue and deferred revenue. In the event of lack of payment due to a bankruptcy or other credit-related issues of a customer, the Company writes off the related accounts receivable with a reduction to the allowance for bad debt. In the event of lack of payment from a customer for issues unrelated to credit risk, the

Company cancels the customer’s subscription access or service and writes off the corresponding accounts receivable with reductions to the allowance for cancellations.
The Company’s allowances were $16.4 million and $30.2 million as of June 30, 2021 and December 31, 2020, respectively. During the three months ended June 30, 2021 and 2020, $(1.0) million and $0.2 million of net (reductions) additions were charged to revenue, respectively, and $(6.0) million and $1.0 million of net (reductions) additions were charged to deferred revenue, respectively. During the six months ended June 30, 2021 and 2020, $(2.3) million and $(0.2) million of net (reductions) were charged to revenue, respectively, and $(11.5) million and $(1.1) million of net (reductions) were charged to deferred revenue, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. No customer accounted for more than 10% of accounts receivable at June 30, 2021 and December 31, 2020. No single customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2021 and 2020.
Deferred Contract Acquisition Costs, net
Deferred contract acquisition costs, net is stated at gross deferred contract acquisition costs less accumulated amortization. Sales commissions and related payroll taxes for initial software-as-a-service (SaaS) subscription contracts earned by the Company’s sales force are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $20.3 million and $12.3 million during the three months ended June 30, 2021 and 2020, respectively, and $33.9 million and $42.7 million during the six months ended June 30, 2021 and 2020, respectively.
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
Amortization of deferred contract acquisition costs were $12.0 million and $7.5 million for the three months ended June 30, 2021 and 2020, respectively, and $23.2 million and $14.2 million for the six months ended June 30, 2021 and 2020, respectively. Amortization of deferred contract acquisition costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.
Leases
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections available under Topic 842. Leases with a one-year term or less are not recognized on the balance sheet.

Internal-use Software
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of 24 months. The Company recognized amortization expenses of $3.3 million and $3.1 million related to capitalized internal-use software for the three months ended June 30, 2021 and 2020, respectively, and $6.7 million and $6.1 million for the six months ended June 30, 2021 and 2020, respectively, within cost of subscription revenue.
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
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard on January 1, 2021 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.
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

2.CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following:

	As of June 30,	As of December 31,
in thousands	2021	2020
Cash	$135,097	$203,891
Money market mutual funds	500,052	—
Total cash and cash equivalents	$635,149	$203,891
3.FAIR VALUE MEASUREMENTS
The Company’s cash equivalents with regards to the money market mutual funds are classified within Level 1 of the fair value hierarchy. See Note 1, “Summary of Significant Accounting Policies” for additional details.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of June 30,	As of December 31,
in thousands	2021	2020
Internal-use software	$26,136	$25,757
Server equipment	28,370	27,551
Leasehold improvements	73,557	28,377
Computer equipment	17,409	15,589
Buildings	13,653	13,625
Furniture and fixtures	2,526	2,217
Software	222	222
Construction in progress	6,962	47,920
Total property and equipment	$168,835	$161,258
Accumulated depreciation and amortization	(49,733)	(45,138)
Property and equipment, net	$119,102	$116,120
The Company recognized depreciation and amortization expense related to its property and equipment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2021	2020	2021	2020
Cost of revenue	$5,105	$4,368	$10,211	$8,721
Research and development	793	434	1,443	855
Sales and marketing	1,455	801	2,666	1,534
General and administrative	313	163	554	320
Total depreciation and amortization expense	$7,666	$5,766	$14,874	$11,430
5.LEASES
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases. The leases have remaining terms of 1 to 13 years. Options to extend for up to 15 years have not been included because they are not reasonably certain.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2021	2020	2021	2020
Operating lease cost	$5,421	$5,928	$11,125	$11,836
Variable and short-term lease cost	2,660	1,645	5,781	3,327
Supplemental balance sheet information related to operating leases was as follows:

	As of June 30,	As of December 31,
in thousands	2021	2020
Operating lease right-of-use assets	$187,050	$195,372

Operating lease liabilities, current	13,441	7,125
Operating lease liabilities, non-current	226,034	235,620
Total operating lease liabilities	$239,475	$242,745
Other information related to leases was as follows:

	As of June 30,	As of December 31,
	2021	2020
Weighted average remaining lease term	11.4 years	11.8 years
Weighted average discount rate	3.18%	3.19%
As of June 30, 2021, the maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, was as follows:

As of June 30,
in thousands	2021
Remainder of 2021	8,441
2022	23,506
2023	23,836
2024	24,009
2025	24,688
Thereafter	181,155
Total minimum lease payments	$285,635
Less: imputed interest	(46,160)
Total	$239,475

6.OTHER INTANGIBLE ASSETS, NET
Other intangible assets, net consisted of the following:

	As of June 30,	As of December 31,
in thousands	2021	2020
Patents	$751	$751
Developed technology	3,070	3,070
Customer relationships	2,100	2,100
Developed content	400	400
Tradename	550	550
License agreements	1,500	1,500
Total intangible assets	$8,371	$8,371
Accumulated amortization	(5,139)	(4,412)
Other intangible assets, net	$3,232	$3,959
The Company recognized amortization expense to cost of revenue of $0.3 million for each of the three months ended June 30, 2021 and 2020, respectively, and $0.5 million for each of the six months ended June 30, 2021 and 2020, respectively. An immaterial amount of amortization expense was recorded to sales and marketing and general and administrative for the three months ended June 30, 2021 and 2020.
Estimated amortization expense for intangible assets for the next five years consists of the following:

As of June 30,
in thousands	2021
Remainder of 2021	727
2022	1,104
2023	398
2024	281
2025	274
Thereafter	448
Total	$3,232
7.ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
in thousands	2021	2020
Accrued wages, bonuses and commissions	$50,642	$76,842
Accrued payroll taxes	3,696	2,753
Share deposit liability (1)	—	120,000
Other accrued expenses	34,502	22,037
Accrued income taxes	—	3,414
Total accrued liabilities	$88,840	$225,046
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
The outstanding principal and accrued interest related to our promissory note totaled $500 million and $2.9 million as of June 30, 2021.
9.COMMITMENTS AND CONTINGENCIES
Leases
In March 2018, the Company entered into a lease commitment for additional office space that is currently being constructed in Dublin, Ireland. Upon delivery of the constructed office space, the Company will pay approximately $1.7 million per annum to lease the space. The Company expects the constructed office space to be delivered in the fourth quarter of 2021. The lease agreement is for 15 years, with a termination option at the election of the Company at the end of the 8th year.
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
10.COMMON STOCK
Sale of Class A Common Stock
In December 2020, the Company entered into a stock purchase agreement with Q II, an entity controlled by Ryan Smith, the Company’s founder and executive chair, pursuant to which Q II purchased 6,000,000 shares of Class A common stock at a price of $20.00 per share for an aggregate purchase price of $120 million. The shares were redeemable at the option of the Company for the 60-day period following June 30, 2021 unless the following conditions had been met: (i) the closing of the Company’s underwritten public offering had occurred prior to that date and (ii) Ryan Smith remained employed by the Company on that date or his employment had been terminated prior to that date by the Company without cause or by him with good reason. Such conditions occurred as of June

30, 2021 and the shares are therefore not redeemable at the option of the Company. Based on the terms of purchase agreement, the funds received from the Q II purchase were reported within accrued liabilities until the redemption options expired on June 30, 2021, resulting in the $120 million purchase consideration being reclassified from accrued liabilities to additional paid in capital.
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

11.STOCK-BASED COMPENSATION
Stock-based compensation expense, including cash settled, for the three months ended June 30, 2021 and 2020 was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2021	2020	2021	2020
Cost of subscription revenue	$3,382	$2,915	$6,006	$3,084
Cost of professional services and other revenue	6,754	3,522	11,184	3,611
Research and development	34,381	37,282	55,713	39,246
Sales and marketing	35,489	19,064	58,266	22,847
General and administrative	204,767	58,642	356,603	65,139
Total stock-based compensation expense, including cash settled	$284,773	$121,425	$487,772	$133,927

Cash Awards
Qualtrics Rights
During the three and six months ended June 30, 2021, less than 0.1 million and 1.7 million Qualtrics Rights, respectively, vested and were settled for $2.0 million and $71.5 million in cash, respectively. During the three and six months ended June 30, 2020, 1.9 million and 4.1 million Qualtrics Rights, respectively, vested and were settled for $72.7 million and $165.7 million in cash, respectively. The unrecognized expense related to Qualtrics Rights was $0.7 million and $69 million as of June 30, 2021 and December 31, 2020, respectively, and will be recognized over a remaining vesting period of up to two years.
As of June 30, 2021 and December 31, 2020, 0.1 million and 5.5 million outstanding Qualtrics Rights, respectively, were valued based on the SAP share price of €118.84 and €107.22, respectively, multiplied by the Equity Award Exchange Ratio translated into US dollars and less than 0.1 million and 2.0 million outstanding Qualtrics Rights, respectively, were valued at $35.00. The weighted-average remaining contractual term of the Qualtrics Rights was 0.5 years and 1.5 years at June 30, 2021 and December 31, 2020, respectively. The weighted average SAP share price for the Qualtrics Rights settled in during the three and six months ended June 30, 2021 was €105.98 and €104.74, respectively. The weighted average SAP share price for the Qualtrics Rights settled in during the three and six months ended June 30, 2020 was €103.72 and €108.66, respectively.

Move SAP Plan (SAP RSU Plan)
During the three and six months ended June 30, 2021, less than 0.1 million and less than 0.1 million Move SAP RSUs, respectively, vested and were settled for less than $0.1 million and $2.5 million in cash, respectively. During the three and six months ended June 30, 2020, less than 0.1 million and 0.1 million Move SAP RSUs, respectively, vested and were settled for $16.1 million and $21.4 million in cash, respectively. The unrecognized expense related to Move SAP RSUs was $8.1 million and $143.0 million as of June 30, 2021 and December 31, 2020, respectively, and will be recognized over a remaining vesting period of up to three years.
Changes in Outstanding Awards Under the Company’s Cash-Settled Plans

in thousands	Qualtrics Rights	SAP RSU Plan
Outstanding as of December 31, 2020	7,518	1,427
Exchanged into Qualtrics Equity Awards	(5,445)	(1,304)
Settled/exercised	(1,725)	(20)
Forfeited	(235)	(19)
Outstanding as of June 30, 2021	113	84

in thousands	As of June 30, 2021	As of December 31, 2020
Qualtrics Rights - Total carrying amount of liabilities	$4,334	$241,485
SAP RSU Plan - Total carrying amount of liabilities	3,694	44,428
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
The following table sets forth the outstanding Qualtrics RSUs and related activity for the six months ended June 30, 2021:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Exchanged from Qualtrics Rights and SAP RSU Awards	12,841	30.00
Granted	67,124	45.28
Vested	(3,205)	30.76
Forfeited/Canceled	(670)	40.91
Outstanding as of June 30, 2021	76,090	$43.35
As of June 30, 2021, there was $2,732 million of unrecognized stock-based compensation expense related to outstanding Qualtrics RSUs, which is expected to be recognized over a weighted-average period of 3.2 years.
Own SAP Plan (Own)
Starting in July 2019 under Own, employees had the opportunity to purchase, on a monthly basis, SAP shares without any required holding period. The investment per each eligible employee is limited to a percentage of the respective employee’s monthly base salary. The Company matched the employee investment by 40% and added a subsidy equivalent of €20 per month for non-executives. In connection with the completion of the Company’s initial public offering employees are no longer able to participate in Own and therefore there were no shares purchased or compensation costs recognized for the three months ended June 30, 2021. The number of shares purchased under this plan was 45,314 during the three months ended June 30, 2020, and 17,440 and 85,613 during the six months ended June 30, 2021 and 2020, respectively. The Company recognized compensation expense associated with the match of $1.8 million during the three months ended June 30, 2020, and $0.7 million and $3.3 million during the six months ended June 30, 2021 and 2020, respectively.
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
The first offering under the ESPP began on February 1, 2021 and will end on August 1, 2021. Each employee who is a participant in the ESPP may purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 20% of his or her compensation for each pay period. Accumulated contributions will be used to purchase shares on the last business day of the purchase period at a price equal to 85% of the fair market value of the shares on the first business day of the offering period (our initial public offering price) or the last business day of the offering period, whichever is lower, provided that no more than a number of shares of Class A common stock determined by dividing $15,000 by the fair market value of the shares on the first business day of the offering period (or a lesser number as established by the plan administrator in advance of the purchase period) may be purchased by any one employee during each purchase period. An employee may purchase no more than $25,000 worth of shares of Class A common stock, valued at the start of the offering period, under the ESPP for each calendar year in which a purchase right is outstanding. The Company recognized compensation expense associated with the ESPP of $4.7 million and $7.6 million during the three and six months ended June 30, 2021, respectively.
Sale of Class A Common Stock
As discussed in Note 10, regarding the sale of Class A common stock to Q II, the 6,000,000 shares had certain vesting conditions including the completion of the Company’s IPO and the continued employment of Ryan Smith through June 30, 2021. Based on the terms of purchase agreement, the sale of Class A common stock to Q II is accounted for as an early exercise of a stock option award. The IPO is considered a performance condition that upon occurring in January 2021 results in a cumulative catch-up of recognizing expense of the fair value of the option for the pro-rata portion of the vesting period that had occurred and the remaining expense has been recorded over the remaining vesting period, which ended on June 30, 2021.
12.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the calculation of basic net loss per share attributable to common stockholders during the periods presented.

in thousands (except share amount)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders	$(263,487)	$(127,504)	$(463,341)	$(172,339)
Denominator:
Weighted-average shares outstanding for basic loss per share	513,507,669	423,170,610	497,970,385	423,170,610
Basic loss per share	$(0.51)	$(0.30)	$(0.93)	$(0.41)
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

	As of June 30, 2021	As of December 31, 2020
Qualtrics restricted stock units	76,089,537	—
Qualtrics employee stock purchase program	543,478	—
13.INCOME TAXES
The Company has an effective tax rate of 4.1% and (1.6)% for the three months ended June 30, 2021 and 2020, respectively, and 2.1% and (6.4)% for the six months ended June 30, 2021 and 2020, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions.
The Company has evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and has determined that it is more likely than not that its net deferred tax assets will not be realized in the United States. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against its net U.S. deferred tax assets.
The U.K. Finance Act 2021 was passed on June 10, 2021. This legislation refined and clarified the country’s hybrid mismatch rules, which previously cast doubt on the deductibility of expenses incurred in our U.K. subsidiary during tax years 2017-2020. As a result of the favorable new legislation, the Company reversed an $11.0 million uncertain tax liability during the three months ended June 30, 2021.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020, and the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted on December 27, 2020. Neither the CARES Act nor the Appropriations Act have a material impact on the Company’s provision for income taxes for the three and six months ended June 30, 2021 and 2020.

14.RELATED PARTY TRANSACTIONS
Since the SAP acquisition in 2019, SAP and its affiliates are related parties to the Company. The Company has entered into certain arrangements for services and products with SAP and its affiliates.
The consolidated statements of operations and comprehensive loss statements include all revenue and costs directly attributable and/or allocable to the Company, including costs for facilities, functions, and services used by Qualtrics. The condensed consolidated statement of operations also includes expenses of SAP directly charged to Qualtrics for certain functions provided by SAP, including, but not limited to, sales organization costs, insurance, employee benefits, human resources and usage of data centers. The Company directly charges SAP for certain functions provided to SAP, including sales support. These charges were determined based on actual expenses incurred on Qualtrics’ or SAP’s behalf or by usage.
During the three months ended June 30, 2021 and 2020, the Company recognized revenue of $5.6 million and $2.5 million, respectively, from SAP and its affiliates in exchange for services and products. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $10.8 million and $4.3 million, respectively, from SAP and its affiliates in exchange for services and products. Total costs charged from SAP and its affiliates to the Company were $15.3 million and $9.1 million during the three months ended June 30, 2021 and 2020, respectively, and $27.2 million and $13.8 million during the six months ended June 30, 2021 and 2020, respectively. Total costs charged from the Company to SAP and its affiliates were $5.0 million and $6.6 million during the three months ended June 30, 2021 and 2020, respectively, and $9.1 million and $9.9 million during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the outstanding receivable and payable balance with SAP and its affiliates was $27.7 million and $14.7 million, respectively. As of December 31, 2020, the outstanding receivable and payable balance with SAP and its affiliates was $0.2 million and $13.6 million, respectively.
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
Certain Board members of the Company and certain Supervisory Board and Executive Board members of SAP SE currently hold, or held within the last year, positions of significant responsibility with other entities. We have relationships with certain of these entities in the ordinary course of business. During the three and six months ended June 30, 2021, and 2020, revenue and charges from these related parties were immaterial.
In December 2020, Ryan Smith, our Founder and Executive Chair, acquired a majority interest in the Utah Jazz basketball franchise, the associated venue, and certain related sports teams and operations and business interests. In 2019, the Company entered into multi-year agreements with the Utah Jazz related to ticket purchases, advertising, sponsorships, and the Utah Jazz Five for the Fight Campaign, under which we were billed $1.9 million and $3.8 million during the three and six months ended June 30, 2021, respectively.
15.SUBSEQUENT EVENTS
On July 20, 2021, the Company acquired all the outstanding shares of common stock of Usermind, Inc. (“Usermind”), a leader in real-time experience orchestration software, for a purchase price of approximately $25 million, subject to customary adjustments set forth in the acquisition agreement. The Company is in the process of determining the fair values of the net assets acquired and will include Usermind’s results of operations in its financial statements with effect from the purchase date.
On July 29, 2021, the Company entered into a definitive agreement to acquire Clarabridge, Inc. (“Clarabridge”), a customer experience management software company headquartered in Reston, Virginia, pursuant to an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"). Upon consummation of the transaction contemplated by the Merger Agreement, all outstanding shares of Clarabridge capital stock will be cancelled in exchange for aggregate consideration of approximately $1.125 billion, subject to certain adjustments, in the form of shares of Class A common stock of the Company and cash, as provided by the Merger Agreement. The Merger

Agreement also provides for equity incentive awards to be granted to certain continuing employees of Clarabridge and its subsidiaries, subject to the terms and conditions set forth in the Merger Agreement. The proposed transaction is expected to close in the fourth quarter of 2021. The closing of this transaction is subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals. Following the closing, the Company intends to file a resale registration statement with respect to shares of Class A common stock issued as consideration. Pursuant to joinder and lockup agreements signed by Clarabridge’s stockholders, they agree to only sell up to one-third of their shares when the registration statement is declared effective (the “First Lockup Period”), up to an additional one-third thirty calendar days after the First Lockup Period (the “Second Lockup Period"), and up to the final one-third thirty calendar days after the Second Lockup Period, all subject to adjustment for certain blackout periods that may occur under the Merger Agreement.

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
Our revenue was $249.3 million and $181.0 million for the three months ended June 30, 2021 and 2020, respectively, representing year-over-year growth of 38%. Our revenue was $488.0 million and $357.1 million for the six months ended June 30, 2021 and 2020, respectively, representing year-over-year growth of 37%. For the three months ended June 30, 2021 and 2020, our net loss was $263.5 million and $127.5 million, respectively, and $463.3 million and $172.3 million for the six months ended June 30, 2021 and 2020, respectively. The results of our operations for the three and six months ended June 30, 2021 and 2020 were impacted by equity and cash settled stock-based compensation expense.
We generate revenue by selling subscriptions to our XM Platform and integrated solutions, as well as professional services. Over 99% of our contracts have a subscription period of one year or longer, and we primarily bill annually in advance. Subscription revenue comprised 82% and 80% of our total revenue for the three and six months ended June 30, 2021, respectively. We have a diversified customer base consisting of organizations of various sizes across virtually all industries. Our largest customer accounted for less than 2% of revenue during the three and six months ended June 30, 2021, and our largest industries by annual recurring revenue, or ARR, as of June 30, 2021 were financial services, professional and business services, education, technology, government, and healthcare. ARR is calculated by annualizing subscription revenue in the last month of a period.
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
Proposed Acquisition of Clarabridge
On July 29, 2021, we entered into a definitive agreement to acquire Clarabridge, Inc. (“Clarabridge”), a customer experience management software company headquartered in Reston, Virginia (the “Proposed Acquisition”) pursuant to an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”). Upon the consummation of the transactions contemplated by the Merger Agreement, all outstanding shares of Clarabridge capital stock will be cancelled in exchange for aggregate consideration of approximately $1.125 billion, subject to certain adjustments, in the form of shares of our Class A common stock and cash, as provided by the Merger

Agreement. The number of shares to be issued as consideration will be calculated based on a fixed value of $37.33 per share, which is the average of the daily volume-weighted average sales price per share of our Class A common stock on the Nasdaq Global Select Market during the ten consecutive trading days ending three trading days immediately preceding the date of the Merger Agreement. The Merger Agreement also provides for equity incentive awards to be granted to certain continuing employees of Clarabridge and its subsidiaries, subject to the terms and conditions set forth in the Merger Agreement. The Proposed Acquisition is expected to close in the fourth quarter of 2021. The closing of the Proposed Acquisition is subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals. Following the closing, we intend to file a resale registration statement with respect to shares of Class A common stock issued as consideration. Pursuant to joinder and lockup agreements signed by Clarabridge’s stockholders, they agree to only sell up to one-third of their shares when the registration statement is declared effective (the “First Lockup Period”), up to an additional one-third thirty calendar days after the First Lockup Period (the “Second Lockup Period"), and up to the final one-third thirty calendar days after the Second Lockup Period, all subject to adjustment for certain blackout periods that may occur under the Merger Agreement.
We expect to continue to acquire or invest in businesses, people, or technologies that we believe could complement, expand, or enhance our XM Platform or otherwise offer growth opportunities.
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
Our revenue outside of the United States represented 30% and 28% of our total revenue in the three months ended June 30, 2021 and 2020, respectively, and 29% and 27% of our total revenue in the six months ended June 30, 2021 and 2020, respectively. We initially started our expansion outside of the United States in English-speaking countries, such as Ireland, the United Kingdom, Canada, and Australia, as we were able to leverage our core technologies and go-to-market motion. Since opening our first international office in Dublin, Ireland in 2013, we now have 27 sales offices in countries around the globe.
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
We continue to increase the number of customers who have entered into larger subscriptions with us. We had 1,564 customers with ARR of $100,000 or more as of June 30, 2021, up from 1,338 as of December 31, 2020. The number of customers with ARR of $100,000 or more indicates the strategic importance of our platform for enterprise customers and our ability to both initially land significant accounts and grow them over time.
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
We calculate our net retention rate on a trailing four-quarter basis. As of June 30, 2021, our net retention rate was 122%. Our net retention rate was 120% as of December 31, 2020.
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
SAP Acquisition
Since the SAP Acquisition in January 2019 and until the sale of 6,000,000 shares of our Class A common stock to Q II in December 2020, we operated as a wholly owned subsidiary of SAP. Accordingly, our financial results for the three and six months ended June 30, 2021 differ in comparison to the three and six months ended June 30, 2020 primarily with respect to sales and marketing expenses and equity and cash settled stock-based compensation expense.
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
On January 28, 2021, we completed a voluntary exchange offer pursuant to which 5.4 million cash-settled Qualtrics Rights and 1.3 million cash-settled SAP RSU awards were exchanged into 12.8 million equity-settled Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards. During the three months ended June 30, 2021 and 2020, we recorded $284.8 million and $121.4 million, respectively, in equity and cash settled stock-based compensation expense. The increase was primarily due to the issuance of RSU awards in connection with our initial public offering. During the three months ended June 30, 2021 and 2020, we settled $2.0 million and $88.8 million, respectively, of liability-classified awards. During the six months ended June 30, 2021 and 2020, we recorded $487.8 million and $133.9 million, respectively, in equity and cash settled stock-based compensation expense. The increase was primarily due to the issuance of RSU awards in connection with our initial public offering. During the six months ended June 30, 2021 and 2020, we settled $74.0 million and $187.1 million, respectively, of liability-classified awards.
As a result of this increase in equity and cash settled stock-based compensation, our cost of revenue, research and development, sales and marketing, and general and administrative costs increased significantly in absolute dollars and as a percentage of revenue during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. These changes are described in additional detail within our results of operations.
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
Response to COVID-19
In response to the COVID-19 pandemic, we took broad actions to mitigate the impact of this public health crisis on our business. We implemented, among other measures, a COVID-19 task force, a temporary work from home policy across all offices globally, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees, all of which have the potential to result in a significant disruption to how we operate our business. We have begun relaxing some of these measures in certain offices where possible in compliance with local restrictions and orders, but many of them are ongoing. Our employees’ health and safety is our top priority, and we continue to monitor local restrictions across the world, the administration of vaccines, and the number of new cases. Our customers and partners have similarly been impacted. Our XM Platform enables customers to focus on managing their customer, employee, product, and brand experiences, which is increasingly important in a digitally connected world. Although we believe our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct and indirect impact on our business, results of operations, and financial condition will depend on future developments that are highly uncertain. We have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, sales productivity, the value and duration of subscriptions, supply of goods and services provided by third parties, collections of accounts receivable, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition.
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
The global impact of COVID-19 continues to rapidly evolve, including as a result of new variants of the virus, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations. In particular, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, see “Risk Factors.”
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
Subscription	$204,538	$138,476	$391,434	$266,741
Professional services and other	44,807	42,567	96,554	90,366
Total revenue	249,345	181,043	487,988	357,107
Cost of revenue(1)(2):
Subscription	21,693	16,896	42,063	30,612
Professional services and other	43,070	33,178	84,481	67,386
Total cost of revenue	64,763	50,074	126,544	97,998
Gross profit	184,582	130,969	361,444	259,109
Operating expenses(1)(2):
Research and development	79,871	71,431	142,677	106,920
Sales and marketing	151,695	112,672	287,876	219,767
General and administrative	226,685	72,007	401,134	94,494
Total operating expenses	458,251	256,110	831,687	421,181
Operating loss	(273,669)	(125,141)	(470,243)	(162,072)
Other non-operating income (expense), net	(1,191)	(412)	(2,931)	73
Loss before income taxes	(274,860)	(125,553)	(473,174)	(161,999)
(Benefit) provision for income taxes	(11,373)	1,951	(9,833)	10,340
Net loss	$(263,487)	$(127,504)	$(463,341)	$(172,339)
________________
(1)Includes equity and cash settled stock-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cost of subscription revenue	$3,382	$2,915	$6,006	$3,084
Cost of professional services and other revenue	6,754	3,522	11,184	3,611
Research and development	34,381	37,282	55,713	39,246
Sales and marketing	35,489	19,064	58,266	22,847
General and administrative	204,767	58,642	356,603	65,139
Total stock-based compensation, including cash settled	$284,773	$121,425	$487,772	$133,927

(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cost of subscription revenue	$265	$266	$531	$532
Sales and marketing	51	51	102	102
General and administrative	47	47	94	94
Total amortization of acquired intangible assets	$363	$364	$727	$728
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(as a % of revenue)
Revenue:
Subscription	82	76	80	75
Professional services and other	18	24	20	25
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	9	9	9	9
Professional services and other	17	18	17	19
Total cost of revenue	26	27	26	28
Gross profit	74	73	74	72
Operating expenses:
Research and development	32	39	29	30
Sales and marketing	61	62	59	62
General and administrative	91	40	82	26
Total operating expenses	184	141	170	118
Operating loss	(110)	(68)	(96)	(46)
Other non-operating income, net	—	—	(1)	—
Loss before income taxes	(110)	(68)	(97)	(46)
Provision for income taxes	(5)	1	(2)	3
Net loss	(105)%	(69)%	(95)%	(49)%
Comparison of the three months ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
Subscription revenue	$204,538	$138,476	$66,062	48%
Professional services and other revenue	44,807	42,567	2,240	5%
Total revenue	$249,345	$181,043	$68,302	38%
Subscription revenue increased by $66.1 million, or 48%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was due primarily to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the three months ended June

30, 2021 compared to the three months ended June 30, 2020, approximately $43.4 million was attributable to existing customers and approximately $22.7 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $2.2 million, or 5%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to an increase in revenue from large customers, who generally require more services.
Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$21,693	$16,896	$4,797	28%
Cost of professional services and other revenue	43,070	33,178	9,892	30%
Total cost of revenue	64,763	50,074	14,689	29%

Subscription gross profit	182,845	121,580	61,265	50%
Professional services and other gross profit	1,737	9,389	(7,652)	(81)%
Total gross profit	$184,582	$130,969	$53,613	41%

Subscription gross margin	89%	88%
Professional services and other gross margin	4%	22%
Total gross margin	74%	72%
Cost of subscription revenue increased $4.8 million, or 28%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, consistent with the increase in subscription revenue growth over the same period. This increase was driven by a $2.0 million increase in server costs, a $1.3 million increase in employee-related costs from headcount growth, a $1.0 million increase in amortization of internal use software, and a $0.5 million increase in stock-based compensation expense. Cost of professional services and other revenue increased $9.9 million, or 30%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was driven by a $4.9 million increase in professional services vendor costs, a $3.2 million increase in stock-based compensation expense, and a $1.8 million increase in employee-related costs from headcount growth.
Our gross margins increased from 72% during the three months ended June 30, 2020 to 74% during the three months ended June 30, 2021, due primarily to an increase in subscription gross margins, partially offset by a decrease in professional services and other gross margins based on the changes discussed above.
Operating Expenses
Research and development

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
Research and development	$79,871	$71,431	$8,440	12%
Research and development expenses increased $8.4 million, or 12%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was driven by an $11.4 million increase in employee-related costs from headcount growth as we continue to add to and enhance our products and was partially offset by a $2.9 million decrease in stock-based compensation expense.

Sales and marketing

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
Sales and marketing	$151,695	$112,672	$39,023	35%
Sales and marketing expenses increased $39.0 million, or 35%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase in sales and marketing was primarily driven by a $20.9 million increase in employee-related costs from headcount growth, a $16.4 million increase in stock-based compensation expense, and a $1.8 million increase in marketing spend.
General and administrative

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
General and administrative	$226,685	$72,007	$154,678	215%
General and administrative expenses increased $154.7 million, or 215%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase in general and administrative expenses was primarily driven by a $146.1 million increase in stock-based compensation expense.
Other non-operating income (expense), net
Other non-operating income (expense), net decreased $0.8 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This change for the periods was primarily driven by a $1.7 million increase in interest expense, the results of changes in interest income due to differences in average cash balances and interest rates, and immaterial changes in foreign currency transactions gains and losses.
Provision for income taxes
Provision for income taxes decreased $13.3 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, and our effective tax rate was 4.1% for the three months ended June 30, 2021, as compared to (1.6)% for the three months ended June 30, 2020. The change was primarily due to the reversal of an uncertain tax liability and tax benefits related to the finalization of tax returns in various foreign jurisdictions, both recorded as discrete items in the three months ended June 30, 2021.
The difference between the U.S. statutory rate of 21% and our effective tax rate is primarily driven by rate adjustments due to tax reserves, foreign taxes, and the impact of valuation allowances recorded against current year losses in the United States.
Comparison of the six months ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
Subscription revenue	$391,434	$266,741	$124,693	47%
Professional services and other revenue	96,554	90,366	6,188	7%
Total revenue	$487,988	$357,107	$130,881	37%
Subscription revenue increased by $124.7 million, or 47%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase was due primarily to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, approximately $78.2 million was attributable to existing customers and approximately $46.5 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $6.2 million, or 7%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to an increase in revenue from large customers, who generally require more services.
Cost of revenue, gross profit, and gross margin

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$42,063	$30,612	$11,451	37%
Cost of professional services and other revenue	84,481	67,386	17,095	25%
Total cost of revenue	126,544	97,998	28,546	29%

Subscription gross profit	349,371	236,129	113,242	48%
Professional services and other gross profit	12,073	22,980	(10,907)	(47)%
Total gross profit	$361,444	$259,109	$102,335	39%

Subscription gross margin	89%	89%
Professional services and other gross margin	13%	25%
Total gross margin	74%	73%
Cost of subscription revenue increased $11.5 million, or 37%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, consistent with the increase in subscription revenue growth over the same period. This increase was driven by a $3.3 million increase in employee-related costs from headcount growth, a $2.9 million increase in stock-based compensation expense, a $2.7 million increase in server costs, and a $2.6 million increase in amortization of internal use software. Cost of professional services and other revenue increased $17.1 million, or 25%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was driven by a $7.6 million increase in stock-based compensation expense, a $6.3 million increase in professional services vendor costs, and a $3.7 million increase in employee-related costs from headcount growth, partially offset by a $0.5 million decrease in travel-related expenses.
Our gross margins increased from 73% during the six months ended June 30, 2020 to 74% during the six months ended June 30, 2021, due primarily to an increase in subscription gross margins, partially offset by a decrease in professional services and other gross margins based on the changes discussed above.
Operating Expenses
Research and development

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
Research and development	$142,677	$106,920	$35,757	33%
Research and development expenses increased $35.8 million, or 33%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was driven by a $16.5 million increase in stock-based compensation expense and a $17.9 million increase in employee-related costs from headcount growth as we continue to add to and enhance our products.

Sales and marketing

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
Sales and marketing	$287,876	$219,767	$68,109	31%
Sales and marketing expenses increased $68.1 million, or 31%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase in sales and marketing was primarily driven by a $38.9 million increase in employee-related costs from headcount growth, and a $35.4 million increase in stock-based compensation expense, partially offset by a $5.4 million decrease in travel-related expenses and a $0.7 million decrease in marketing spend.
General and administrative

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
General and administrative	$401,134	$94,494	$306,640	325%
General and administrative expenses increased $306.6 million, or 325%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase in general and administrative expenses was primarily driven by a $291.5 million increase in stock-based compensation expense and an increase in employee-related costs from headcount growth.
Other non-operating income (expense), net
Other non-operating income (expense), net decreased $3.0 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This change for the periods was primarily driven by a $2.9 million increase in interest expense, the results of changes in interest income due to differences in average cash balances and interest rates, and immaterial changes in foreign currency transactions gains and losses.
Provision for income taxes
Provision for income taxes decreased $20.2 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, and our effective tax rate was 2.1% for the six months ended June 30, 2021, as compared to (6.4)% for the six months ended June 30, 2020. The change was primarily due to the reversal of an uncertain tax liability and tax benefits related to the finalization of tax returns in various foreign jurisdictions, both recorded during the six months ended June 30, 2021.
Liquidity and Capital Resources
As of June 30, 2021 we had cash and cash equivalents of $635.1 million. Our cash and cash equivalents consist primarily of cash and money market funds. As of June 30, 2021, we had $17.5 million of our cash and cash equivalents held by our foreign subsidiaries.
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
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash flows used in operating activities	$(11,273)	$(222,222)
Net cash used in investing activities	(16,247)	(25,837)
Net cash flows provided by financing activities	459,129	280,000
Effect of exchange rate changes on cash and cash equivalents	(351)	1,123
Net increase in cash and cash equivalents	$431,258	$33,064
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
For the six months ended June 30, 2021, net cash used in operating activities was $11.3 million, which resulted from net loss of $463.3 million, adjusted for $487.8 million in stock-based compensation expense, cash settlement of stock-based payment liabilities of $74.0 million, additional non-cash charges of $50.2 million, and net cash outflow of $11.9 million from changes in operating assets and liabilities. Additional non-cash charges primarily consisted of $23.2 million of amortization of deferred contract acquisition costs, $15.6 million of depreciation and amortization expense, and $11.1 million related to the reduction of right-of-use assets from operating leases. The outflow from operating assets and liabilities was primarily due to a $33.9 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $15.6 million increase in prepaid and other assets, a $9.2 million decrease in other liabilities, and an $8.9 million decrease in accrued liabilities and accounts payable, partially offset by a $53.4 million decrease in accounts receivable due to the timing of collections and an $8.2 million increase in deferred revenue.
For the six months ended June 30, 2020, net cash flows used in operating activities was $222.2 million, which resulted from net loss of $172.3 million, adjusted for $133.9 million in stock-based compensation expense, cash settlement of stock-based payment liabilities of $187.1 million, additional non-cash charges of $36.2 million, and a net cash outflow of $33.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.1 million for depreciation and amortization expense, $14.2 million of amortization of deferred contract acquisition costs, and $8.2 million related to the reduction of right-of-use assets from operating leases. The outflow from operating assets and liabilities was primarily due to a $42.7 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an $18.4 million decrease in deferred revenue from advance invoicing in accordance with our revenue contracts, a $5.6 million increase in prepaid and other assets, a $15.5 million decrease in accrued liabilities and accounts payable, partially offset by a $47.1 million decrease in accounts receivable due to billings growth and timing of collections and a $5.1 million increase in other liabilities.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of property and equipment, particularly for capital expenditures for our data centers, capitalized software, and improvements to existing and new office spaces.
Net cash used in investing activities during the six months ended June 30, 2021 and 2020 of $16.2 million, $25.8 million, respectively, resulted primarily from capital expenditures for our XM Platform and office build-outs.
Financing activities
Net cash provided by financing activities of $459.1 million during the six months ended June 30, 2021 consisted of $115.0 million in proceeds from a capital contribution from SAP and $2,244.3 million in proceeds from the sales of our Class A common stock in connection with our initial public offering, partially offset by $1,892.3 million in payments on a promissory note paid to SAP and $3.1 million in payments of costs related to our initial public offering, respectively.
Net cash provided by financing activities of $280.0 million during the six months ended June 30, 2020 was due to proceeds from a capital contribution from SAP.
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The aggregate transaction price of remaining performance obligations is expected to be recognized as revenue as follows:

	As of June 30,	As of December 31,
	2021	2020
	(In thousands)
Next 12 Months	$754,760	$645,416
Thereafter	541,345	498,950
Total	$1,296,105	$1,144,366
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
Contractual Obligations and Commitments
Our principal commitments consist of our promissory note, obligations under operating leases for office space, and non-cancelable contracts for cloud infrastructure services. There have been no material changes in our contractual obligations and commitments, as disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest rate risk
We had cash and cash equivalents of $635.1 million as of June 30, 2021. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
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
We recorded $0.4 million and $(0.4) million in net foreign currency transaction gains (losses) in the three months ended June 30, 2021 and 2020, respectively, and $(0.3) million and $0.1 million in net foreign currency transaction (losses) gains in the six months ended June 30, 2021 and 2020, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three and six months ended June 30, 2021 and 2020.
Inflation risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2021. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
The COVID-19 pandemic is widespread across the United States and around the globe, creating significant uncertainty and economic disruption as businesses and federal, state, and local governments have taken broad actions to mitigate this public health crisis. In response, we implemented, among other measures, a COVID-19 task force, a temporary work from home policy across all offices globally, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees, all of which have the potential to result in a significant disruption to how we operate our business. We have begun relaxing some of these measures in certain offices where possible in compliance with local restrictions and orders, but many of them are ongoing. We may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and suppliers.
As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, the value and duration of subscriptions, supply of goods and services provided by third parties, collections of accounts receivable, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. Our customers, suppliers, and partners have similarly been impacted. Certain customers have and may continue to fail to renew subscriptions, request to renegotiate current contracts or payment terms, reduce their usage, and/or fail to expand their usage of our XM Platform within their organizations.
Given the uncertainty, we do not yet know the full extent of potential impacts on our business or operations and cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. The global impact of COVID-19 continues to rapidly evolve, including as a result of new variants of the virus, and we will continue to monitor the situation and the effects on our business and operations closely. Although we believe our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct or indirect impact on our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain. The potential impacts of COVID-19 could also have the effect of heightening other risks described in this “Risk Factor” section.
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
A key element of our strategy is to invest significantly in our research and development efforts to develop new solutions and rapidly introduce new technologies, features and functionality of our existing solutions. For the six months ended June 30, 2021 and 2020 our research and development expenses were 29% and 30% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solution or solutions. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, it would harm our business and results of operations.
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
We also plan to dedicate significant resources to sales and marketing programs, including user conferences (such as our annual X4 Summit), online advertising, webinars, blogs, corporate communications, white papers, and case studies. We were unable to hold our in-person X4 Summit event in 2020 and 2021 due to the COVID-19 pandemic and may be unable to do so in future years as a result of this pandemic or changes in the public’s perception of live events resulting therefrom. To the extent that we are unable to hold in person events such as user conferences due to the COVID-19 pandemic or fewer users choose to attend, our efforts to achieve broader market acceptance of our XM Platform may be adversely affected.
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
A key focus of our company is to continue to expand our operations outside of the United States. In order to do so, we use a hub-and-spoke sales model, comprised of a centralized inside-sales team surrounded by regional direct sales efforts. We have invested significant effort to building and optimizing our international growth. For the six months ended June 30, 2021 and 2020, 29%, and 27%, respectively, of our revenue is from outside the United States, and we have continued to add employees and offices in new countries. We expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our XM Platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our XM Platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. If we are not successful in converting our investments in international expansion to additional revenue, our business and results of operations may be harmed. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. In addition, in certain ways it was easier for us to expand internationally as a previously wholly owned subsidiary of SAP, given SAP’s significant global presence, than it is as a majority-owned subsidiary of SAP. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
Any integration process may result in unforeseen operating difficulties and require significant time and resources and, we may not be able to integrate the acquired personnel, operations, and technologies successfully or effectively manage the combined business in connection with any future acquisition. Our acquisitions prior to the Proposed Acquisition have been relatively small, and thus we are relatively inexperienced in effectively implementing an integration process. We may also not achieve the anticipated benefits from the acquired business due to a number of factors, including, among others:
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
The Proposed Acquisition may not be completed on the anticipated timeline, or at all, and the failure to complete the Proposed Acquisition could adversely affect our business, results of operations, financial condition, and the market price of our Class A common stock.
Each party’s obligation to consummate the Proposed Acquisition is subject to customary closing conditions and approvals, including the receipt of required regulatory approvals. There can be no assurance that all closing conditions will be satisfied or waived, that all approvals will be received, or that the Proposed Acquisition will be completed in a timely manner or at all. Certain of the closing conditions and approvals are not within either our or Clarabridge’s control, and we cannot predict when or if these conditions will be satisfied or waived or these approvals received. In deciding whether to grant antitrust approvals, regulatory agencies will consider the effect of the Proposed Acquisition on competition and may condition their approval of the Proposed Acquisition on our and Clarabridge’s agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of our business following closing of the Proposed Acquisition. The closing of the Proposed Acquisition is also dependent on the accuracy of representations and warranties made in the Merger Agreement (subject to customary materiality qualifiers and other customary exceptions) and the performance in all material respects by the parties of obligations imposed under the Merger Agreement.
If the Proposed Acquisition is not completed within the expected timeframe, or at all, we may be subject to a number of material risks. For example, some costs related to the Proposed Acquisition must be paid whether or not the Proposed Acquisition is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Proposed Acquisition, as well as the diversion of management and resources towards the Proposed Acquisition, for which we will have received little or no benefit if completion of the Proposed Acquisition does not occur. We may also experience negative reactions from our customers, investors, and employees.
If the Proposed Acquisition is not completed on the anticipated timeline, or at all, our business, results of operations, financial condition, and the market price of our Class A common stock could be adversely affected.
Integrating Clarabridge with our business may be more difficult, costly, or time-consuming than expected, and we may not realize the expected benefits of the Proposed Acquisition, which may adversely affect our business, results of operations, and financial condition.
If we experience greater than anticipated costs to integrate, or are not able to successfully integrate, Clarabridge into our existing operations, we may not be able to achieve the anticipated benefits of the Proposed Acquisition, including advancement of our business strategy and growth opportunities. Even if we integrate and retain Clarabridge employees, business systems, and technology successfully, we may not realize all of the anticipated benefits of the Proposed Acquisition in the time frame anticipated, or at all. For example, events outside our control, such as changes in laws and regulations, could adversely affect our ability to realize the expected benefits from the Proposed Acquisition. Further, it is possible that there could be a loss of our and/or Clarabridge’s key employees and customers. Specifically, the following issues, among others, must be addressed in combining Clarabridge’s operations with ours in order to realize the anticipated benefits of the Proposed Acquisition so the combined company performs as the parties anticipate:
•combining the companies’ corporate functions;
•combining Clarabridge’s business with our business in a manner that permits us to achieve the benefits anticipated to result from the Proposed Acquisition;

•maintaining existing agreements with customers, distributors, providers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;
•determining whether and how to address possible differences in corporate cultures and management philosophies;
•integrating the companies’ administrative and information technology infrastructure;
•developing products and technology that allow value to be unlocked in the future;
•evaluating and forecasting the financial impact of the Proposed Acquisition, including accounting charges; and
•effecting potential actions that may be required in connection with obtaining regulatory approvals.
An inability to realize the full extent of the anticipated benefits of the Proposed Acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our business, results of operations, and financial condition. In addition, it is possible that the integration process could result in the disruption of our ongoing business and business relationships or inconsistencies in standards, controls, procedures and policies that may adversely affect our business or our ability to achieve the anticipated benefits of the Proposed Acquisition. Integration efforts also may divert significant management attention and resources or require significant non-recurring costs, including costs to maintain employee morale and to retain key employees. For all of these reasons, we may not be able to achieve the anticipated benefits of the Proposed Acquisition, which could adversely affect our business, results of operations, and financial condition and could cause the price of our Class A common stock to decline.
Clarabridge may have liabilities that are not known to us.
Clarabridge may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations in connection with the Proposed Acquisition. Following the completion of the Proposed Acquisition, we may learn additional information about Clarabridge that materially and adversely affects us and Clarabridge, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws and regulations. Even if we were able to seek an indemnification claim under the Merger Agreement for such liabilities, we may not be able to fully recover our potential losses. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, results of operations, and financial condition.
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
The market price of our Class A common stock could decline as a result of substantial sales of our Class A common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of our Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of June 30, 2021, we had a total of 91,035,764 shares outstanding of Class A common stock and 423,170,610 shares outstanding of Class B common stock, all of which are owned by SAP. Shares of our Class A common stock received by our employees (including our executive officers) upon vesting of equity awards received in the exchange offer completed in January 2021 will be freely tradable upon issuance, subject to compliance with Rule 144, as applicable, and are not subject to any lock-up restriction. Shares of Class A common stock issued to Q II, or to be issued to Silver Lake Technology Management, LLC (“Silver Lake”), are or will be, respectively, deemed “restricted securities” as defined in Rule 144 under the Securities Act and, pursuant to their respective Class A common stock purchase agreements, each of Q II and Silver Lake has agreed with us not to sell or transfer such shares for a period of 12 months and 24 months, respectively, after the effectiveness of our initial public offering registration statement. The remaining outstanding shares of our Class A and all of our Class B common stock will be deemed “restricted securities” as defined in Rule 144. These restricted securities, and the shares of Class A common stock into which the outstanding shares of our Class B common stock are convertible, may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act.
Sales of our Class A common stock as these restrictions end may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell our Class A common stock.
We have entered into a stockholders’ agreement with SAP, Q II, LLC (“Q II”) and Silver Lake, which, among other things, provides for specified registration rights relating to the shares of our Class A common stock and Class B common stock owned by SAP, Q II and Silver Lake. Registration of those shares under the Securities Act would permit SAP, Q II, Silver Lake and their permitted transferees registration rights agreement to sell their respective shares into the public market.
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
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 2nd day of August, 2021.

QUALTRICS INTERNATIONAL INC.

By:	/s/ Zig Serafin
Zig Serafin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rob Bachman
Rob Bachman
Chief Financial Officer (Principal Financial and Accounting Officer)