Form 10-Q
period 2021-09-30
Qualtrics International Inc.
filed 2021-10-22
CIK 1747748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
Or
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

As of October 11, 2021, the registrant had 541,228,137 shares of common stock outstanding, consisting of 118,057,527 shares of Class A common stock and 423,170,610 shares of Class B common stock.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Qualtrics International Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)
(Unaudited)

	As of September 30,	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$589,946	$203,891
Accounts receivable, net of allowance (1)	258,809	296,148
Deferred contract acquisition costs, net	51,270	43,429
Prepaid expenses and other current assets	50,711	48,130
Total current assets	950,736	591,598
Non-current assets:
Property and equipment, net	122,152	116,120
Right-of-use assets from operating leases	183,841	195,372
Goodwill	27,092	6,709
Other intangible assets, net	7,749	3,959
Deferred contract acquisition costs, net of current portion	124,785	115,837
Deferred tax assets	3,961	92
Other assets	22,246	9,368
Total assets	$1,442,562	$1,039,055

Liabilities and equity (deficit)
Current liabilities:
Lease liabilities	$15,710	$7,125
Accounts payable (1)	46,823	30,452
Accrued liabilities	94,849	225,046
Liability-classified, stock-based awards	4,464	209,286
Deferred revenue	514,337	495,638
Total current liabilities	676,183	967,547
Non-current liabilities:
Lease liabilities, net of current portion	221,590	235,620
Liability-classified, stock-based awards, net of current portion	330	76,627
Deferred revenue, net of current portion	5,891	5,477
Note payable (1)	504,564	—
Deferred tax liabilities	3,966	5,970
Other liabilities	11,110	16,716
Total liabilities	$1,423,634	$1,307,957
Commitments and contingencies
Equity (deficit)
Preferred stock, par value $0.0001 per share; authorized 100,000,000 shares; no shares outstanding(2)	—	—
Class A common stock, par value $0.0001 per share; authorized 2,000,000,000 shares; issued and outstanding 92,680,590 and 6,000,000 shares as of September 30, 2021 and December 31, 2020(2)	9	1
Class B common stock, par value $0.0001 per share; authorized 1,000,000,000 shares; issued and outstanding 423,170,610 as of September 30, 2021 and December 31, 2020(2)	42	42
Additional paid in capital	2,167,649	1,126,631
Accumulated other comprehensive income (loss)	(631)	3,191
Accumulated deficit	(2,148,141)	(1,398,767)
Total equity (deficit)	18,928	(268,902)
Total liabilities and equity (deficit)	$1,442,562	$1,039,055
________________
(1) Includes amounts from related parties. See Note 15 for further details.
(2) See Note 1 “2020 Stock Split and Capital Reorganization” for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription	$220,314	$148,259	$611,748	$415,000
Professional services and other	51,320	44,590	147,874	134,956
Total revenue	271,634	192,849	759,622	549,956
Cost of revenue:
Subscription	23,802	16,362	65,865	46,974
Professional services and other	43,041	32,674	127,522	100,060
Total cost of revenue	66,843	49,036	193,387	147,034
Gross profit	204,791	143,813	566,235	402,922
Operating expenses:
Research and development	83,875	62,065	226,552	168,985
Sales and marketing	161,570	103,008	449,446	322,775
General and administrative	236,810	60,731	637,944	155,225
Total operating expenses	482,255	225,804	1,313,942	646,985
Operating loss	(277,464)	(81,991)	(747,707)	(244,063)
Other non-operating expense, net	(3,160)	(556)	(6,091)	(483)
Loss before income taxes	(280,624)	(82,547)	(753,798)	(244,546)
Provision (benefit) for income taxes	5,409	3,141	(4,424)	13,481
Net loss	$(286,033)	$(85,688)	$(749,374)	$(258,027)

Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.20)	$(1.49)	$(0.61)
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholders, basic and diluted	515,212,996	423,170,610	503,781,082	423,170,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cost of revenue and operating expenses includes:
Stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2021	2020	2021	2020
Cost of subscription revenue	$2,516	$725	$8,522	$3,809
Cost of professional services and other revenue	6,977	2,582	18,161	6,193
Research and development	33,697	23,919	89,410	63,165
Sales and marketing	36,651	12,086	94,917	34,933
General and administrative	196,979	44,810	553,582	109,949
Total stock-based compensation expense, including cash settled	$276,820	$84,122	$764,592	$218,049

Amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2021	2020	2021	2020
Cost of subscription revenue	$442	$265	$973	$797
Sales and marketing	74	51	176	153
General and administrative	47	47	141	141
Total amortization of acquired intangible assets	$563	$363	$1,290	$1,091

Qualtrics International Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(286,033)	$(85,688)	$(749,374)	$(258,027)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2,015)	1,908	(3,822)	1,452
Comprehensive loss	$(288,048)	$(83,780)	$(753,196)	$(256,575)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	91,035,764	$9	423,170,610	$42	$1,895,938	$1,384	$(1,862,108)	$35,265
Stock-based compensation	—	—	—	—	277,737	—	—	277,737
Issuance of common stock upon settlement of restricted stock units (RSUs)	1,073,145	—	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	571,681	—	—	—	16,586	—	—	16,586
Payment of withholding taxes on vested RSUs and employee stock purchase plan	—	—	—	—	(22,968)	—	—	(22,968)
Modification of cash-settled stock-based compensation awards into equity-settled awards	—	—	—	—	356	—	—	356
Net loss	—	—	—	—	—	—	(286,033)	(286,033)
Foreign currency translation adjustment	—	—	—	—	—	(2,015)	—	(2,015)
Balance, September 30, 2021	92,680,590	$9	423,170,610	$42	$2,167,649	$(631)	$(2,148,141)	$18,928

	Three Months Ended September 30, 2020
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2020	—	$—	423,170,610	$42	$866,631	$(1,384)	$(1,298,604)	$(433,315)
Capital contribution from SAP	—	—	—	—	120,000	—	—	120,000
Net loss	—	—	—	—	—	—	(85,688)	(85,688)
Foreign currency translation adjustment	—	—	—	—	—	1,908	—	1,908
Balance, September 30, 2020	—	$—	423,170,610	$42	$986,631	$524	$(1,384,292)	$(397,095)

	Nine Months Ended September 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	6,000,000	$1	423,170,610	$42	$1,126,631	$3,191	$(1,398,767)	$(268,902)
Stock-based compensation	—	—	—	—	764,273	—	—	764,273
Issuance of common stock upon settlement of RSUs	4,140,522	—	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	571,681	—	—	—	16,586	—	—	16,586
Payment of withholding taxes on vested RSUs and employee stock purchase plan	—	—	—	—	(27,800)	—	—	(27,800)
Modification of cash-settled stock-based compensation awards into equity-settled awards	—	—	—	—	206,669	—	—	206,669
Capital contribution from SAP	—	—	—	—	115,000	—	—	115,000
Sales of Class A common stock, net of issuance costs (1)	81,968,387	8	—	—	2,238,571	—	—	2,238,579
Class A common stock option exercised(1)	—	—	—	—	119,999	—	—	119,999
Dividend declared	—	—	—	—	(2,392,280)	—	—	(2,392,280)
Net loss	—	—	—	—	—	—	(749,374)	(749,374)
Foreign currency translation adjustment	—	—	—	—	—	(3,822)	—	(3,822)
Balance, September 30, 2021	92,680,590	$9	423,170,610	$42	$2,167,649	$(631)	$(2,148,141)	$18,928

	Nine Months Ended September 30, 2020
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	—	$—	423,170,610	$42	$586,631	$(928)	$(1,126,265)	$(540,520)
Capital contribution from SAP	—	—	—	—	400,000	—	—	400,000
Net loss	—	—	—	—	—	—	(258,027)	(258,027)
Foreign currency translation adjustment	—	—	—	—	—	1,452	—	1,452
Balance, September 30, 2020	—	$—	423,170,610	$42	$986,631	$524	$(1,384,292)	$(397,095)
________________
(1)See Note 11 “Sale of Class A Common Stock” for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(749,374)	$(258,027)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	24,011	18,570
Loss on disposal of property and equipment	1,525	—
Reduction of right-of-use assets from operating leases	16,571	12,429
Stock-based compensation expense, including cash settled	764,592	218,049
Amortization of deferred contract acquisition costs	35,977	22,383
Deferred income taxes	(5,544)	2,672
Changes in assets and liabilities, excluding the effect of business combinations:
Accounts receivable, net	37,261	31,777
Prepaid expenses and other current assets	(5,043)	(7,578)
Deferred contract acquisitions costs	(54,986)	(63,293)
Other assets	(13,104)	(6,378)
Lease liabilities	(10,369)	213
Accounts payable	14,875	1,205
Accrued liabilities	(8,232)	(1,842)
Deferred revenue	18,837	(5,571)
Other liabilities	(985)	7,125
Settlement of stock-based payments liabilities	(76,875)	(283,963)
Net cash flows used in operating activities	(10,863)	(312,229)

Cash flows from investing activities
Purchases of property and equipment	(29,711)	(43,054)
Cash paid for business combination, net of cash acquired	(25,000)	—
Net cash flows used in investing activities	(54,711)	(43,054)

Cash flows from financing activities
Proceeds from capital contributions from SAP	115,000	400,000
Proceeds from issuance of Class A common stock, net of underwriting discounts and commissions	2,244,322	—
Payment of costs related to initial public offering	(3,081)	—
Repayment of promissory note	(1,892,280)	—
Payments for taxes related to net share settlement of equity awards	(27,800)	—
Issuance of class A common stock through Employee Stock Purchase Plan	16,586	—
Net cash flows provided by financing activities	452,747	400,000
Effect of changes in exchange rates on cash and cash equivalents	(1,118)	316
Net increase in cash and cash equivalents	386,055	45,033
Cash and cash equivalents, beginning of period	203,891	42,467
Cash and cash equivalents, end of period	$589,946	$87,500

Supplemented cash flow disclosures
Cash paid for income taxes	$7,848	$7,125
Cash paid for operating leases, net of incentives received	$10,008	$5,160
Modification of cash-settled stock-based compensation awards into equity-settled awards	$206,669	$—

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$208	$16,431
Right-of-use assets obtained in exchange for lease obligations	$1,374	$7,258
Note payable issued for dividend declared	$500,000	$—
Expiration of contingency associated with Class A common stock option exercised	$120,000	$—

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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2021, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of September 30, 2021 and its results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other future year or interim period.
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
Foreign Currency Transactions
The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded in other comprehensive loss. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss. Gains and losses, whether realized or unrealized, from foreign currency transactions (those transactions denominated in currencies other than the entities’ functional currency) are included in other non-operating expense, net.
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
Contract Balances
The Company bills in advance for annual contracts, and at times enters into non-cancelable multi-year deals. Non-cancelable multi-year deals typically include price escalations each year. The Company recognizes revenue on a straight-line basis over the non-cancelable term and accounts for the difference between straight-line revenue and annual invoice amounts as a contract asset. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of September 30, 2021 were $14.8 million and $13.4 million, respectively. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of December 31, 2020 were $9.6 million and $6.9 million, respectively.
The Company records contract liabilities to deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer prior to the related performance obligation being fulfilled. In certain circumstances we receive consideration from customers in advance of a specific service being identified. Total consideration received in advance of a specific service being identified totaled $29.2 million and $33.8 million as of September 30, 2021 and December 31, 2020, respectively, and is included in deferred revenue. The following table shows the amount of revenue included in prior period deferred revenue for each of the Company’s revenue generating solutions:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2021	2020	2021	2020
Subscription revenue:
Revenue included in prior period deferred revenue	$93,347	$65,382	$386,916	$283,837
Revenue generated from same period billings	126,967	82,877	224,832	131,163
Total subscription revenue	$220,314	$148,259	$611,748	$415,000
Professional services and other revenue:
Revenue included in prior period deferred revenue	$11,699	$10,035	$51,513	$32,108
Revenue generated from same period billings	39,621	34,555	96,361	102,848
Total professional services and other revenue	$51,320	$44,590	$147,874	$134,956

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Amounts of a customer contract’s transaction price that are allocated to the remaining performance obligations represent contracted revenue that has not yet been recognized. They include amounts recognized as contract liabilities and amounts that are contracted but not yet due. The future estimated revenue related to unsatisfied performance obligations as of September 30, 2021 was $1,362.1 million, of which approximately $781.5 million is expected to be recognized as revenue over the next twelve months. The future estimated revenue related to unsatisfied performance obligations as of December 31, 2020 was $1,144.4 million. This estimate is based on the Company’s best judgment, as it needs to consider estimates of possible future contract modifications. The amount of transaction price allocated to the remaining performance obligations, and changes in this amount over time, are impacted by, among others, currency fluctuations and the contract period of our cloud contracts remaining at the balance sheet date and thus by the timing of contract renewals.
Disaggregation of Revenue
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s cloud platform:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2021	2020	2021	2020
United States	$192,114	$136,861	$537,632	$395,813
International	79,520	55,988	221,990	154,143
Total revenue	$271,634	$192,849	$759,622	$549,956
No single country outside the United States accounted for 10% or more of revenue during the three and nine months ended September 30, 2021 and 2020.
Stock-Based Compensation, including cash settled
On December 28, 2020, the Company initiated a voluntary exchange offer pursuant to which it offered its eligible employees, including its executive officers, the ability to exchange their existing unvested legacy liability-classified stock-based awards to be settled in cash (“Qualtrics Rights”) and SAP restricted stock units (“RSUs”) for awards with underlying shares of the Company’s Class A common stock. The terms of the voluntary exchange offer, including the exchange ratio, were designed to preserve the intrinsic value of the Qualtrics Rights and SAP RSUs that were tendered. Upon completion of the exchange offer on January 28, 2021, 5.4 million Qualtrics Rights and 1.3 million SAP RSU awards were exchanged into 12.8 million Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards. On September 13, 2021, the Company completed an additional voluntary exchange offer for certain employees in Australia that were not eligible for the January 28, 2021 exchange, pursuant to which less than 0.1 million cash-settled Qualtrics Rights and SAP RSU awards were exchanged and modified into equity-settled Qualtrics RSU awards.
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
Accounts Receivable and Allowances
Accounts receivable are recorded at the invoiced amount, net of allowances. Accounts receivable are typically due within 30 days from the date of invoice. Customer balances outstanding longer than the contractual payment terms are considered past due. The Company establishes allowances for bad debt and cancellations based on historical collection data and customer specific circumstances. The allowance for bad debt, as needed, is established with a charge to bad debt expense in the consolidated statements of comprehensive loss. Bad debt expense was not material during the three and nine months ended September 30, 2021 and 2020. The allowance for cancellations is established with a reduction to revenue and deferred revenue. In the event of lack of payment due to a bankruptcy or other credit-related issues of a customer, the Company writes off the related accounts receivable with a reduction to the allowance for bad debt. In the event of lack of payment from a customer for issues unrelated to credit risk, the Company cancels the customer’s subscription access or service and writes off the corresponding accounts receivable with reductions to the allowance for cancellations.
The Company’s allowances were $10.2 million and $30.2 million as of September 30, 2021 and December 31, 2020, respectively. During the three months ended September 30, 2021 and 2020, $(1.2) million and $0.9 million of net (reductions) additions were charged to revenue, respectively, and $(5.0) million and $3.1 million of net (reductions) additions were charged to deferred revenue, respectively. During the nine months ended September 30, 2021 and 2020, $(3.5) million and $0.7 million of net (reductions) additions were charged to revenue, respectively, and $(16.5) million and $2.0 million of net (reductions) additions were charged to deferred revenue, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. No customer accounted for more than 10% of accounts receivable at September 30, 2021 and December 31, 2020. No single customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2021 and 2020.
Deferred Contract Acquisition Costs, net
Deferred contract acquisition costs, net is stated at gross deferred contract acquisition costs less accumulated amortization. Sales commissions and related payroll taxes for initial software-as-a-service (SaaS) subscription contracts earned by the Company’s sales force are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $21.1 million and $20.6 million during the three months ended September 30, 2021 and 2020, respectively, and $55.0 million and $63.3 million during the nine months ended September 30, 2021 and 2020, respectively.
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
Amortization of deferred contract acquisition costs were $12.8 million and $8.2 million for the three months ended September 30, 2021 and 2020, respectively, and $36.0 million and $22.4 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization of deferred contract acquisition costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

Leases
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections available under Topic 842. Leases with a one-year term or less are not recognized on the balance sheet.
Internal-use Software
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of 24 months. The Company recognized amortization expenses of $3.3 million and $3.2 million related to capitalized internal-use software for the three months ended September 30, 2021 and 2020, respectively, and $10.0 million and $9.3 million for the nine months ended September 30, 2021 and 2020, respectively, within cost of subscription revenue.
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
As a result of the acquisition of Clarabridge, Inc. (“Clarabridge”) on October 1, 2021, described in Note 16, Subsequent Events, SAP America, Inc. (“SAP America”) no longer holds 80% of the value of our outstanding stock, and as such, the Company will no longer be a member of SAP America’s consolidated group for U.S. federal income tax purposes (the “U.S. Consolidated Group”), as of October 1, 2021. The tax attributes that had been utilized by U.S. Consolidated Group, and are not available for use by Qualtrics International Inc., will no longer be reflected in our consolidated financial statements beginning in the fourth quarter of 2021.
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

2.CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following:

	As of September 30,	As of December 31,
in thousands	2021	2020
Cash	$214,195	$203,891
Money market mutual funds	375,751	—
Total cash and cash equivalents	$589,946	$203,891
3.FAIR VALUE MEASUREMENTS
The Company’s cash equivalents with regards to the money market mutual funds are classified within Level 1 of the fair value hierarchy. See Note 1, “Summary of Significant Accounting Policies” for additional details.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of September 30,	As of December 31,
in thousands	2021	2020
Internal-use software	$26,625	$25,757
Server equipment	28,199	27,551
Leasehold improvements	73,691	28,377
Computer equipment	19,080	15,589
Buildings	13,658	13,625
Furniture and fixtures	2,770	2,217
Software	—	222
Construction in progress	10,013	47,920
Total property and equipment	$174,036	$161,258
Accumulated depreciation and amortization	(51,884)	(45,138)
Property and equipment, net	$122,152	$116,120
The Company recognized depreciation and amortization expense related to its property and equipment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2021	2020	2021	2020
Cost of revenue	$5,132	$4,779	$15,343	$13,500
Research and development	864	408	2,307	1,263
Sales and marketing	1,508	783	4,174	2,317
General and administrative	343	79	897	399
Total depreciation and amortization expense	$7,847	$6,049	$22,721	$17,479

5.LEASES
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases. The leases have remaining terms of 1 to 13 years. Options to extend for up to 15 years have not been included because they are not reasonably certain to be exercised.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2021	2020	2021	2020
Operating lease cost	$5,388	$5,987	$16,513	$17,823
Variable and short-term lease cost	2,031	1,948	5,498	3,307
Supplemental balance sheet information related to operating leases was as follows:

	As of September 30,	As of December 31,
in thousands	2021	2020
Operating lease right-of-use assets	$183,841	$195,372

Operating lease liabilities, current	15,710	7,125
Operating lease liabilities, non-current	221,590	235,620
Total operating lease liabilities	$237,300	$242,745
Other information related to leases was as follows:

	As of September 30,	As of December 31,
	2021	2020
Weighted average remaining lease term	11.1 years	11.8 years
Weighted average discount rate	3.16%	3.19%
As of September 30, 2021, the maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

As of September 30,
in thousands	2021
Remainder of 2021	4,277
2022	24,067
2023	24,169
2024	23,894
2025	24,570
Thereafter	180,544
Total minimum lease payments	$281,521
Less: imputed interest	(44,221)
Total	$237,300

6.BUSINESS COMBINATIONS
In July 20, 2021, the Company acquired all of the outstanding stock of Usermind, Inc. (“Usermind”), a leader in real-time experience orchestration software. The assets, liabilities, and operating results of Usermind are reflected in the Company’s consolidated financial statements from the date of acquisition. On the closing date, the Company paid approximately $25.0 million in cash, net of cash assumed in the acquisition. The allocation of the purchase price, which is subject to adjustment based upon the completion of the valuation of the intangible assets, working capital adjustments, and finalization of tax related assumptions, is as follows:

in thousands	Usermind (July 2021)
Developed technology	$4,500
Customer relationships	580
Goodwill	20,383
Other assets, net	614
Total assets acquired	26,077
Other liabilities, net	(1,077)
Total assets acquired, net	$25,000
The goodwill arising from the acquisition consists largely of the synergies the Company is expected to achieve from combining the acquired assets and operations with its existing operations. Goodwill related to Usermind is not deductible for tax purposes. Acquisition-related costs totaled $1.5 million and were expensed as incurred and included in general and administrative expenses. The contribution of Usermind to the revenue and earnings for the three and nine months ended September 30, 2021 is not material (the effects would also not have been material if the acquisition had closed at the beginning of 2020).
7.OTHER INTANGIBLE ASSETS, NET
Other intangible assets, net consisted of the following:

	As of September 30,	As of December 31,
in thousands	2021	2020
Patents	$751	$751
Developed technology	7,570	3,070
Customer relationships	2,680	2,100
Developed content	400	400
Tradename	550	550
License agreements	1,500	1,500
Total intangible assets	$13,451	$8,371
Accumulated amortization	(5,702)	(4,412)
Other intangible assets, net	$7,749	$3,959
The Company recognized amortization expense to cost of revenue of $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. An immaterial amount of amortization expense was recorded to sales and marketing and general and administrative for the three and nine months ended September 30, 2021 and 2020.

Estimated amortization expense for intangible assets for the next five years consists of the following:

As of September 30,
in thousands	2021
Remainder of 2021	618
2022	2,120
2023	1,414
2024	1,297
2025	1,290
Thereafter	1,010
Total	$7,749
8.ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	As of September 30,	As of December 31,
in thousands	2021	2020
Accrued wages, bonuses and commissions	$62,957	$76,842
Accrued payroll taxes	4,303	2,753
Share deposit liability (1)	—	120,000
Other accrued expenses	26,581	22,037
Accrued income taxes	1,008	3,414
Total accrued liabilities	$94,849	$225,046
(1)See Note 11 “Sale of Class A Common Stock” for further details.
9.PROMISSORY NOTES
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
The outstanding principal and accrued interest related to our promissory note totaled $500 million and $4.6 million as of September 30, 2021.

10.COMMITMENTS AND CONTINGENCIES
Leases
In March 2018, the Company entered into a lease commitment for additional office space that is currently being constructed in Dublin, Ireland. Upon delivery of the constructed office space, the Company will pay approximately $1.8 million per annum to lease the space. The Company expects the constructed office space to be delivered in the fourth quarter of 2021. The lease agreement is for 15 years, with a termination option at the election of the Company at the end of the 8th year.
In August 2021, the Company entered into a Purchase and Sale Agreement to acquire its corporate headquarters space located Provo, Utah from its current landlord, for a total purchase price of $67.0 million in cash. The purchase is expected to close in the fourth quarter of 2021 and will result in the termination of the related lease agreement.
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
11.COMMON STOCK
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

12.STOCK-BASED COMPENSATION
Stock-based compensation expense, including cash settled, for the three and nine months ended September 30, 2021 and 2020 was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2021	2020	2021	2020
Cost of subscription revenue	$2,516	$725	$8,522	$3,809
Cost of professional services and other revenue	6,977	2,582	18,161	6,193
Research and development	33,697	23,919	89,410	63,165
Sales and marketing	36,651	12,086	94,917	34,933
General and administrative	196,979	44,810	553,582	109,949
Total stock-based compensation expense, including cash settled	$276,820	$84,122	$764,592	$218,049

Cash Awards
Qualtrics Rights
During the three and nine months ended September 30, 2021, less than 0.1 million and 1.8 million Qualtrics Rights, respectively, vested and were settled for $1.4 million and $72.9 million in cash, respectively. During the three and nine months ended September 30, 2020, 1.8 million and 5.9 million Qualtrics Rights, respectively, vested and were settled for $86.3 million and $252.0 million in cash, respectively. The unrecognized expense related to Qualtrics Rights was $0.4 million and $69.0 million as of September 30, 2021 and December 31, 2020, respectively, and will be recognized over a remaining vesting period of up to two years.
As of September 30, 2021 and December 31, 2020, 0.1 million and 5.5 million outstanding Qualtrics Rights, respectively, were valued based on the SAP share price of €116.88 and €107.22, respectively, multiplied by the Equity Award Exchange Ratio translated into US dollars and less than 0.1 million and 2.0 million outstanding Qualtrics Rights, respectively, were valued at $35.00. The weighted-average remaining contractual term of the Qualtrics Rights was 0.4 years and 1.5 years at September 30, 2021 and December 31, 2020, respectively. The weighted average SAP share price for the Qualtrics Rights settled during the three and nine months ended September 30, 2021 was €119.61 and €104.94, respectively. The weighted average SAP share price for the Qualtrics Rights settled in during the three and nine months ended September 30, 2020 was €122.10 and €112.80, respectively.
Move SAP Plan (SAP RSU Plan)
During the three and nine months ended September 30, 2021, less than 0.1 million and less than 0.1 million Move SAP RSUs, respectively, vested and were settled for $1.5 million and $4.0 million in cash, respectively. During the three and nine months ended September 30, 2020, less than 0.1 million and 0.2 million Move SAP RSUs, respectively, vested and were settled for $3.6 million and $25.0 million in cash, respectively. The unrecognized expense related to Move SAP RSUs was $5.4 million and $143.0 million as of September 30, 2021 and December 31, 2020, respectively, and will be recognized over a remaining vesting period of up to three years.

Changes in Outstanding Awards Under the Company’s Cash-Settled Plans

in thousands	Qualtrics Rights	SAP RSU Plan
Outstanding as of December 31, 2020	7,518	1,427
Exchanged into Qualtrics Equity Awards	(5,451)	(1,309)
Settled/exercised	(1,757)	(31)
Forfeited	(241)	(31)
Outstanding as of September 30, 2021	69	56

in thousands	As of September 30, 2021	As of December 31, 2020
Qualtrics Rights - Total carrying amount of liabilities	$2,709	$241,485
SAP RSU Plan - Total carrying amount of liabilities	2,085	44,428
Equity Awards
On January 28, 2021, the Company completed a voluntary exchange offer pursuant to which 5.4 million cash-settled Qualtrics Rights and 1.3 million cash-settled SAP RSU awards were exchanged and modified into 12.8 million equity-settled Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards. On September 13, 2021, the Company completed an additional voluntary exchange offer for certain employees in Australia that were not eligible for the January 28, 2021 exchange, pursuant to which less than 0.1 million cash-settled Qualtrics Rights and SAP RSU awards were exchanged and modified into equity-settled Qualtrics RSU awards.
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
On August 19, 2021, the board of directors approved the 2021 Qualtrics International Inc. Inducement Equity Plan, pursuant to which the Company reserved 3.4 million shares of Class A common stock to be used for grants of equity based awards to individuals who were not previously employees or directors of the Company.
The following table sets forth the outstanding Qualtrics RSUs and related activity for the nine months ended September 30, 2021:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Exchanged from Qualtrics Rights and SAP RSU Awards	12,872	30.04
Granted	73,035	45.06
Vested	(4,803)	30.99
Forfeited/Canceled	(1,707)	40.96
Outstanding as of September 30, 2021	79,397	$43.56
As of September 30, 2021, there was $2,671 million of unrecognized stock-based compensation expense related to outstanding Qualtrics RSUs, which is expected to be recognized over a weighted-average period of 3.1 years.
Own SAP Plan (Own)
Starting in July 2019 under Own, employees had the opportunity to purchase, on a monthly basis, SAP shares without any required holding period. The investment per each eligible employee is limited to a percentage of the respective employee’s monthly base salary. The Company matched the employee investment by 40% and added a subsidy equivalent of €20 per month for non-executives. In connection with the completion of the Company’s initial public offering employees are no longer able to participate in Own and therefore there were no shares purchased or compensation costs recognized for the three months ended September 30, 2021. The number of shares purchased under this plan was 44,445 during the three months ended September 30, 2020, and 17,440 and 130,058 during the nine months ended September 30, 2021 and 2020, respectively. The Company recognized compensation expense associated with the match of $1.7 million during the three months ended September 30, 2020, and $0.7 million and $5.0 million during the nine months ended September 30, 2021 and 2020, respectively.
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
Each employee who is a participant in the ESPP may purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 20% of his or her compensation for each pay period, with purchase periods beginning on February 1 and August 1 of each year. Accumulated contributions are used to purchase shares on the last business day of the purchase period at a price equal to 85% of the fair market value of the shares on the first business day of the offering period (or our initial public offering price for participants in the first ESPP) or the last business day of the offering period, whichever is lower, provided that no more than a number of shares of Class A common stock determined by dividing $15,000 by the fair market value of the shares on the first business day of the offering period (or a lesser number as established by the plan administrator in advance of the purchase period) may be purchased by any one employee during each purchase period. An employee may purchase no more than $25,000 worth of shares of Class A common stock, valued at the start of the offering period, under the ESPP for each calendar year in which a purchase right is outstanding. The Company recognized compensation expense associated with the ESPP of $4.3 million and $11.9 million during the three and nine months ended September 30, 2021, respectively.

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
13.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the calculation of basic net loss per share attributable to common stockholders during the periods presented.

in thousands (except share amount)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders	$(286,033)	$(85,688)	$(749,374)	$(258,027)
Denominator:
Weighted-average shares outstanding for basic loss per share	515,212,996	423,170,610	503,781,082	423,170,610
Basic loss per share	$(0.56)	$(0.20)	$(1.49)	$(0.61)

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

	As of September 30, 2021	As of December 31, 2020
Qualtrics restricted stock units	79,396,681	—
Qualtrics employee stock purchase program	271,399	—
14.INCOME TAXES
The Company has an effective tax rate of (1.9)% and (3.8)% for the three months ended September 30, 2021 and 2020, respectively, and 0.6% and (5.5)% for the nine months ended September 30, 2021 and 2020, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions.
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
The German Anti-Tax Avoidance Directive Implementation Law entered into force on July 1, 2021. This legislation is intended to combat hybrid mismatch arrangements and deny deduction of certain expenses accruing after December 31, 2019, and impacts the deductibility of expenses incurred in our German subsidiary during tax year 2020. As a result of this legislation, the Company recorded a $6.5 million uncertain tax liability during the three months ended September 30, 2021.
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
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020, and the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted on December 27, 2020. Neither the CARES Act nor the Appropriations Act have a material impact on the Company’s provision for income taxes for the three and nine months ended September 30, 2021 and 2020.
15.RELATED PARTY TRANSACTIONS
Since the SAP acquisition in 2019, SAP and its affiliates are related parties to the Company. The Company has entered into certain arrangements for services and products with SAP and its affiliates.
The consolidated statements of operations and comprehensive loss include all revenue and costs directly attributable and/or allocable to the Company, including costs for facilities, functions, and services used by Qualtrics. The condensed consolidated statement of operations also includes expenses of SAP directly charged to Qualtrics for certain functions provided by SAP, including, but not limited to, sales organization costs, insurance, employee benefits, human resources and usage of data centers. The Company directly charges SAP for certain functions provided to SAP, including sales support. These charges were determined based on actual expenses incurred on Qualtrics’ or SAP’s behalf or by usage.
During the three months ended September 30, 2021 and 2020, the Company recognized revenue of $6.0 million and $3.4 million, respectively, from SAP and its affiliates in exchange for services and products. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $16.8 million and $7.7 million, respectively, from SAP and its affiliates in exchange for services and products. Total costs charged from SAP and its affiliates to the Company were $13.3 million and $6.5 million during the three months ended September 30, 2021 and 2020, respectively, and $40.5 million and $20.3 million during the nine months ended September 30, 2021 and 2020, respectively. Total costs charged from the Company to SAP and its affiliates were $5.5 million and $4.6 million during the three months ended September 30, 2021 and 2020, respectively, and $14.6 million and $14.5 million during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the outstanding receivable and payable balance with SAP and its affiliates was $31.7 million and $11.6 million, respectively. As of December 31, 2020, the outstanding receivable and payable balance with SAP and its affiliates was $0.2 million and $13.6 million, respectively.
In January 2021, and in connection with the initial public offering, the Company declared a $2,392 million dividend in the form of two promissory notes payable from Qualtrics International Inc. to SAP AMERICA, INC. Promissory Note 1 was issued with a principal amount of $1,892 million and paid in full on February 1, 2021. Promissory Note 2 was issued with a principal amount of $500 million and interest rate of 1.35% compounded semi annually. See Note 9 “Promissory Notes” for further details.
Certain Board members of the Company and certain Supervisory Board and Executive Board members of SAP SE currently hold, or held within the last year, positions of significant responsibility with other entities. We have relationships with certain of these entities in the ordinary course of business. During the three and nine months ended September 30, 2021, and 2020, revenue and charges from these related parties were immaterial.
In December 2020, Ryan Smith, our Founder and Executive Chair, acquired a majority interest in the Utah Jazz basketball franchise, the associated venue, and certain related sports teams and operations and business interests. In 2019, the Company entered into multi-year agreements with the Utah Jazz related to ticket purchases, advertising, sponsorships, and the Utah Jazz Five for the Fight Campaign, under which we were billed $0.4 million and $4.2 million during the three and nine months ended September 30, 2021, respectively.

16.SUBSEQUENT EVENTS
On October 1, 2021, the Company completed its previously announced acquisition of Clarabridge, a customer experience management software company headquartered in Reston, Virginia, pursuant to an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, all outstanding shares of Clarabridge capital stock were cancelled in exchange for aggregate consideration of $1.125 billion, subject to certain adjustments, in the form of shares of Class A common stock of the Company and cash, as provided by the Merger Agreement. The Company issued a total of 25,038,955 shares of Class A common stock (“Acquisition Shares”). Due to the timing of the close of the Clarabridge acquisition, the initial accounting for the business combination is incomplete and a preliminary allocation of purchase consideration cannot be estimated.
Pursuant to the terms of the Merger Agreement, the Company agreed to register the Acquisition Shares for resale on a registration statement within fifteen days from closing of the Acquisition and maintain effectiveness for 12 months from closing, or such earlier time as all of the Acquisition Shares have been sold or are no longer outstanding. Pursuant to joinder and lockup agreements signed by Clarabridge’s stockholders, the Clarabridge stockholders agreed to only sell up to one-third of their shares when the registration statement is declared effective, up to an additional one-third 30 calendar days after the registration statement is declared effective, and up to the final one-third 60 calendar days after the registration statement is declared effective, all subject to adjustment for certain blackout periods that may occur under the Merger Agreement.
In addition, pursuant to the terms of the Merger Agreement, (i) the Clarabridge stock plans have been assumed, amended and restated by the Company, (ii) the options to purchase shares of Clarabridge stock outstanding under the Clarabridge stock plans have been assumed by the Company and converted into corresponding Qualtrics options to purchase, in the aggregate, 3,203,885 shares of Class A Common Stock, and (iii) the Company will grant equity incentive awards to certain continuing employees of Clarabridge and its subsidiaries under the 2021 Qualtrics International Inc. Inducement Equity Plan, at the Company’s sole discretion.

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
Our revenue was $271.6 million and $192.8 million for the three months ended September 30, 2021 and 2020, respectively, representing year-over-year growth of 41%. Our revenue was $759.6 million and $550.0 million for the nine months ended September 30, 2021 and 2020, respectively, representing year-over-year growth of 38%. For the three months ended September 30, 2021 and 2020, our net loss was $286.0 million and $85.7 million, respectively, and $749.4 million and $258.0 million for the nine months ended September 30, 2021 and 2020, respectively. The results of our operations for the three and nine months ended September 30, 2021 and 2020 were impacted by equity and cash settled stock-based compensation expense.
We generate revenue by selling subscriptions to our XM Platform and integrated solutions, as well as professional services. Over 99% of our contracts have a subscription period of one year or longer, and we primarily bill annually in advance. Subscription revenue comprised 81% of our total revenue for each of the three and nine months ended September 30, 2021. We have a diversified customer base consisting of organizations of various sizes across virtually all industries. Our largest customer accounted for less than 3% of revenue during the three and nine months ended September 30, 2021, and our largest industries by annual recurring revenue, or ARR, as of September 30, 2021 were financial services, professional and business services, education, technology, government, and healthcare. ARR is calculated by annualizing subscription revenue in the last month of a period.
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
Acquisition of Clarabridge
On October 1, 2021, we completed our previously announced acquisition of Clarabridge, Inc., or Clarabridge, a customer experience management software company headquartered in Reston, Virginia, or the Clarabridge Acquisition, pursuant to an Agreement and Plan of Reorganization and Merger, or the Merger Agreement. Pursuant to the terms of the Merger Agreement, all outstanding shares of Clarabridge capital stock were cancelled in exchange for aggregate consideration of $1,125.0 million, subject to certain adjustments, in the form of shares of our Class A common stock and cash, as provided by the Merger Agreement. We issued a total of 25,038,955 shares of

Class A common stock, or Acquisition Shares. Pursuant to the terms of the Merger Agreement, we agreed to register the Acquisition Shares for resale on a registration statement within fifteen days from closing of the Clarabrdige Acquisition and maintain effectiveness for 12 months from closing, or such earlier time as all of the Acquisition Shares have been sold or are no longer outstanding. Pursuant to joinder and lockup agreements signed by Clarabridge’s stockholders, they agree to only sell up to one-third of their shares when the registration statement is declared effective, or the First Lockup Period, up to an additional one-third thirty calendar days after the First Lockup Period, or the Second Lockup Period, and up to the final one-third thirty calendar days after the Second Lockup Period, all subject to adjustment for certain blackout periods that may occur under the Merger Agreement.
In addition, pursuant to the terms of the Merger Agreement, (i) the Clarabridge stock plans have been assumed, amended and restated by us, (ii) the options to purchase shares of Clarabridge stock outstanding under the Clarabridge stock plans have been assumed by us and converted into corresponding Qualtrics options to purchase, in the aggregate, 3,203,885 shares of our Class A Common Stock, and (iii) we will grant equity incentive awards to certain continuing employees of Clarabridge and its subsidiaries under the 2021 Qualtrics International Inc. Inducement Equity Plan, at our sole discretion.
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
Our revenue outside of the United States represented 29% of our total revenue in each of the three months ended September 30, 2021 and 2020 and 29% and 28% of our total revenue in the nine months ended September 30, 2021 and 2020, respectively. We initially started our expansion outside of the United States in English-speaking countries, such as Ireland, the United Kingdom, Canada, and Australia, as we were able to leverage our core technologies and go-to-market motion. Since opening our first international office in Dublin, Ireland in 2013, we now have over 30 sales offices in countries around the globe.
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
We continue to increase the number of customers who have entered into larger subscriptions with us. We had 1,668 customers with ARR of $100,000 or more as of September 30, 2021, up from 1,338 as of December 31, 2020. The number of customers with ARR of $100,000 or more indicates the strategic importance of our platform for enterprise customers and our ability to both initially land significant accounts and grow them over time.
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
We calculate our net retention rate on a trailing four-quarter basis. As of September 30, 2021, our net retention rate was 125%. Our net retention rate was 120% as of December 31, 2020.
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
SAP Acquisition
Since the SAP Acquisition in January 2019 and until the sale of 6,000,000 shares of our Class A common stock to Q II in December 2020, we operated as a wholly owned subsidiary of SAP. Accordingly, our financial results for the three and nine months ended September 30, 2021 differ in comparison to the three and nine months ended

September 30, 2020 primarily with respect to sales and marketing expenses and equity and cash settled stock-based compensation expense.
The results of our operations include all revenue and costs directly attributable and/or allocable to the Company, including costs for facilities, functions, and services used by Qualtrics. Our results also include expenses of SAP directly charged to Qualtrics for certain functions provided by SAP, including, but not limited to, sales organization costs, insurance, employee benefits, human resources and usage of data centers. We expect the revenue and cross charges between us and SAP to continue in the near future. These amounts may fluctuate from period to period based on the nature and extent of the indirect benefits received and provided. See Note 15 “Related Party Transactions” for further details in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
On January 28, 2021, we completed a voluntary exchange offer pursuant to which 5.4 million cash-settled Qualtrics Rights and 1.3 million cash-settled SAP RSU awards were exchanged into 12.8 million equity-settled Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards. During the three months ended September 30, 2021 and 2020, we recorded $276.8 million and $84.1 million, respectively, in equity and cash settled stock-based compensation expense. The increase was primarily due to the issuance of RSU awards in connection with our initial public offering. During the three months ended September 30, 2021 and 2020, we settled $2.9 million and $96.9 million, respectively, of liability-classified awards. During the nine months ended September 30, 2021 and 2020, we recorded $764.6 million and $218.0 million, respectively, in equity and cash settled stock-based compensation expense. The increase was primarily due to the issuance of RSU awards in connection with our initial public offering. During the nine months ended September 30, 2021 and 2020, we settled $76.9 million and $284.0 million, respectively, of liability-classified awards.
As a result of this increase in equity and cash settled stock-based compensation, our cost of revenue, research and development, sales and marketing, and general and administrative costs increased significantly in absolute dollars and as a percentage of revenue during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. These changes are described in additional detail within our results of operations.
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
Response to COVID-19
In response to the COVID-19 pandemic, we took broad actions to mitigate the impact of this public health crisis on our business. We implemented, among other measures, a COVID-19 task force, a temporary work from home policy across all offices globally, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees, all of which have the potential to result in a significant disruption to how we operate our business. We have begun relaxing some of these measures in certain offices where possible in compliance with local restrictions and orders, but many of them are ongoing. Our employees’ health and safety is our top priority, and we continue to monitor local restrictions across the world, the administration of vaccines, and the number of new cases, as well as the evolving and competing legal requirements around COVID-19 protocols and vaccine mandates in the United States and elsewhere. Our customers and partners have similarly been impacted. Our XM Platform enables customers to focus on managing their customer, employee, product, and brand experiences, which is increasingly important in a digitally connected world. Although we believe our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct and indirect impact on our business, results of operations, and financial condition will depend on future developments that are highly uncertain. We have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, sales productivity, the value and duration of subscriptions, supply of goods and services provided by third parties, collections of accounts receivable, our IT and other expenses, our ability to focus time and attention on our core business, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition.
We have also experienced, and may continue to experience, certain positive impacts on other aspects of our business, including an increase in sales of our platform to state, local, and federal governments and non-profit organizations to help them navigate through the pandemic as well as sales of vaccine verification solutions on our XM Platform. Moreover, we have seen a reduction in certain operating expenses due to reduced business travel, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. At our virtual event this year, titled Work Different, we explored how successful organizations are listening to and taking action on the feedback from their customers and employees to reimagine the future of work. Additionally, we believe that the COVID-19 pandemic could also accelerate customer transformation into digital businesses, which we expect will generate additional opportunities for us in the future.
The global impact of COVID-19 continues to rapidly evolve, including as a result of new variants of the virus and the rapidly changing legal landscape, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations. In particular, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, see “Risk Factors.”
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
Other non-operating expense, net
Other non-operating expense, net consists of other non-operating gains or losses, including those related to interest income and expense and foreign currency transaction gains and losses.
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
As described above, we have calculated the income taxes in our condensed consolidated financial statements on a separate return basis. However, we were in actuality included in the consolidated, combined or unitary U.S. federal and state income tax returns with SAP America and its affiliates. As a result, a portion of our net operating losses and credit carryforwards would not be available for our use in future tax periods as the net operating losses, or underlying deductions, and credits have already been partially absorbed by SAP America.
As a result of the Clarabridge Acquisition, described in Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, SAP America no longer holds 80% of the value of our outstanding stock, and as such, we will no longer be a member of SAP America’s consolidated group for U.S. federal income tax purposes, which we refer to as a U.S. Consolidated Group, as of October 1, 2021. We will continue to be a part of the U.S. Consolidated Group for other tax jurisdictions. The tax attributes that had been utilized by U.S. Consolidated Group, and are not available for use by Qualtrics International Inc., will no longer be reflected in our consolidated financial statements beginning in the fourth quarter of 2021, resulting in an expected reduction in both our deferred tax assets and valuation allowance.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
Subscription	$220,314	$148,259	$611,748	$415,000
Professional services and other	51,320	44,590	147,874	134,956
Total revenue	271,634	192,849	759,622	549,956
Cost of revenue(1)(2):
Subscription	23,802	16,362	65,865	46,974
Professional services and other	43,041	32,674	127,522	100,060
Total cost of revenue	66,843	49,036	193,387	147,034
Gross profit	204,791	143,813	566,235	402,922
Operating expenses(1)(2):
Research and development	83,875	62,065	226,552	168,985
Sales and marketing	161,570	103,008	449,446	322,775
General and administrative	236,810	60,731	637,944	155,225
Total operating expenses	482,255	225,804	1,313,942	646,985
Operating loss	(277,464)	(81,991)	(747,707)	(244,063)
Other non-operating expense, net	(3,160)	(556)	(6,091)	(483)
Loss before income taxes	(280,624)	(82,547)	(753,798)	(244,546)
Provision (benefit) for income taxes	5,409	3,141	(4,424)	13,481
Net loss	$(286,033)	$(85,688)	$(749,374)	$(258,027)
________________
(1)Includes equity and cash settled stock-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Cost of subscription revenue	$2,516	$725	$8,522	$3,809
Cost of professional services and other revenue	6,977	2,582	18,161	6,193
Research and development	33,697	23,919	89,410	63,165
Sales and marketing	36,651	12,086	94,917	34,933
General and administrative	196,979	44,810	553,582	109,949
Total stock-based compensation, including cash settled	$276,820	$84,122	$764,592	$218,049

(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Cost of subscription revenue	$442	$265	$973	$797
Sales and marketing	74	51	176	153
General and administrative	47	47	141	141
Total amortization of acquired intangible assets	$563	$363	$1,290	$1,091
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as a % of revenue)
Revenue:
Subscription	81	77	81	75
Professional services and other	19	23	19	25
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	9	8	9	9
Professional services and other	16	17	17	18
Total cost of revenue	25	25	26	27
Gross profit	75	75	74	73
Operating expenses:
Research and development	31	32	30	31
Sales and marketing	59	53	59	59
General and administrative	87	31	84	28
Total operating expenses	177	116	173	118
Operating loss	(102)	(41)	(99)	(45)
Other non-operating expense, net	(1)	—	(1)	—
Loss before income taxes	(103)	(41)	(100)	(45)
Provision (benefit) for income taxes	2	2	(1)	2
Net loss	(105)%	(43)%	(99)%	(47)%
Comparison of the three months ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Subscription revenue	$220,314	$148,259	$72,055	49%
Professional services and other revenue	51,320	44,590	6,730	15%
Total revenue	$271,634	$192,849	$78,785	41%
Subscription revenue increased by $72.1 million, or 49%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was due primarily to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the three months ended

September 30, 2021 compared to the three months ended September 30, 2020, approximately $48.9 million was attributable to existing customers and approximately $23.2 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $6.7 million, or 15%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to an increase in revenue from large customers, who generally require more services.
Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$23,802	$16,362	$7,440	45%
Cost of professional services and other revenue	43,041	32,674	10,367	32%
Total cost of revenue	66,843	49,036	17,807	36%

Subscription gross profit	196,512	131,897	64,615	49%
Professional services and other gross profit	8,279	11,916	(3,637)	(31)%
Total gross profit	$204,791	$143,813	$60,978	42%

Subscription gross margin	89%	89%
Professional services and other gross margin	16%	27%
Total gross margin	75%	75%
Cost of subscription revenue increased $7.4 million, or 45%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, consistent with the increase in subscription revenue growth over the same period. This increase was driven by a $3.0 million increase in employee-related costs from headcount growth, a $2.0 million increase in server costs, a $1.8 million increase in stock-based compensation expense, and a $0.6 million increase in amortization of internal use software. Cost of professional services and other revenue increased $10.4 million, or 32%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was driven by a $4.4 million increase in stock-based compensation expense, a $3.8 million increase in professional services vendor costs, and a $2.2 million increase in employee-related costs from headcount growth.
Our gross margins were 75% during the three months ended September 30, 2020 and the three months ended September 30, 2021, due primarily to continued strong subscription gross margins, partially offset by a decrease in professional services and other gross margins based on the changes discussed above.
Operating Expenses
Research and development

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Research and development	$83,875	$62,065	$21,810	35%
Research and development expenses increased $21.8 million, or 35%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was driven by an $11.2 million increase in employee-related costs from headcount growth as we continue to add to and enhance our products, a $9.8 million increase in stock-based compensation expense, and a $0.7 million increase outside vendor costs.

Sales and marketing

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Sales and marketing	$161,570	$103,008	$58,562	57%
Sales and marketing expenses increased $58.6 million, or 57%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in sales and marketing was primarily driven by a $24.7 million increase in employee-related costs from headcount growth, a $24.6 million increase in stock-based compensation expense, an $8.0 million increase in marketing spend, and a $1.3 million increase in travel-related expenses.
General and administrative

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
General and administrative	$236,810	$60,731	$176,079	290%
General and administrative expenses increased $176.1 million, or 290%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in general and administrative expenses was primarily driven by a $152.2 million increase in stock-based compensation expense, a $13.4 million increase in acquisition related costs, and an increase in employee-related costs from headcount growth.
Other non-operating expense, net
Other non-operating expense, net decreased $2.6 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This change for the periods was primarily driven by a $1.7 million increase in interest expense, the results of changes in interest income due to differences in average cash balances and interest rates, and immaterial changes in foreign currency transactions gains and losses.
Provision for income taxes
Provision for income taxes increased $2.3 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, and our effective tax rate was (1.9)% for the three months ended September 30, 2021, as compared to (3.8)% for the three months ended September 30, 2020. The change was primarily due to the recording of an uncertain tax liability, partially offset by tax benefits related to the finalization of tax returns in various foreign jurisdictions, both recorded as discrete items in the three months ended September 30, 2021.
The difference between the U.S. statutory rate of 21% and our effective tax rate is primarily driven by rate adjustments due to tax reserves, foreign taxes, and the impact of valuation allowances recorded against current year losses in the United States.
Comparison of the nine months ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Subscription revenue	$611,748	$415,000	$196,748	47%
Professional services and other revenue	147,874	134,956	12,918	10%
Total revenue	$759,622	$549,956	$209,666	38%

Subscription revenue increased by $196.7 million, or 47%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase was due primarily to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, approximately $127.0 million was attributable to existing customers and approximately $69.7 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $12.9 million, or 10%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to an increase in revenue from large customers, who generally require more services.
Cost of revenue, gross profit, and gross margin

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$65,865	$46,974	$18,891	40%
Cost of professional services and other revenue	127,522	100,060	27,462	27%
Total cost of revenue	193,387	147,034	46,353	32%

Subscription gross profit	545,883	368,026	177,857	48%
Professional services and other gross profit	20,352	34,896	(14,544)	(42)%
Total gross profit	$566,235	$402,922	$163,313	41%

Subscription gross margin	89%	89%
Professional services and other gross margin	14%	26%
Total gross margin	75%	73%
Cost of subscription revenue increased $18.9 million, or 40%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, consistent with the increase in subscription revenue growth over the same period. This increase was driven by a $6.3 million increase in employee-related costs from headcount growth, a $4.7 million increase in stock-based compensation expense, a $4.7 million increase in server costs, and a $3.2 million increase in amortization of internal use software. Cost of professional services and other revenue increased $27.5 million, or 27%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was driven by a $12.0 million increase in stock-based compensation expense, a $10.1 million increase in professional services vendor costs, and a $5.9 million increase in employee-related costs from headcount growth, partially offset by a $0.5 million decrease in travel-related expenses.
Our gross margins increased from 73% during the nine months ended September 30, 2020 to 75% during the nine months ended September 30, 2021, due primarily to an increase in subscription gross margins, partially offset by a decrease in professional services and other gross margins based on the changes discussed above.
Operating Expenses
Research and development

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Research and development	$226,552	$168,985	$57,567	34%
Research and development expenses increased $57.6 million, or 34%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was driven by a $29.1 million increase in employee-related costs from headcount growth as we continue to add to and enhance our products, a $26.2 million increase in stock-based compensation expense, and a $2.1 million increase outside vendor costs.
Sales and marketing

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Sales and marketing	$449,446	$322,775	$126,671	39%
Sales and marketing expenses increased $126.7 million, or 39%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in sales and marketing was primarily driven by a $63.5 million increase in employee-related costs from headcount growth, a $60.0 million increase in stock-based compensation expense, and a $7.3 million increase in marketing spend, partially offset by a $4.1 million decrease in travel-related expenses.
General and administrative

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
General and administrative	$637,944	$155,225	$482,719	311%
General and administrative expenses increased $482.7 million, or 311%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily driven by a $443.6 million increase in stock-based compensation expense, a $13.4 million increase in acquisition related costs, and an increase in employee-related costs from headcount growth.
Other non-operating expense, net
Other non-operating expense, net decreased $5.6 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This change for the periods was primarily driven by a $4.6 million increase in interest expense, the results of changes in interest income due to differences in average cash balances and interest rates, and immaterial changes in foreign currency transactions gains and losses.
Provision (benefit) for income taxes
Provision (benefit) for income taxes decreased $17.9 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, and our effective tax rate was 0.6% for the nine months ended September 30, 2021, as compared to (5.5)% for the nine months ended September 30, 2020. The change was primarily due to the net benefit related to the change in uncertain tax liabilities and tax benefits related to the finalization of tax returns in various foreign jurisdictions, both recorded during the nine months ended September 30, 2021.
Liquidity and Capital Resources
As of September 30, 2021 we had cash and cash equivalents of $589.9 million. Our cash and cash equivalents consist primarily of cash and money market funds. As of September 30, 2021, we had $16.3 million of our cash and cash equivalents held by our foreign subsidiaries.
We have financed our operations primarily through cash generated from our operations, equity issuances, and proceeds from capital contributions received from SAP in conjunction with the SAP Acquisition and funding of cash settled stock-based compensation expense. Our principal uses of cash in recent periods have been funding our operations, making capital expenditures, and settling liability-classified stock-based awards.

We believe our existing cash and cash equivalents, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new office spaces, the satisfaction of tax withholding obligations for the settlement of future share-based awards, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our XM Platform, and the continuing market acceptance of our platform. On January 28, 2021, we completed a voluntary exchange offer pursuant to which 5.4 million cash-settled Qualtrics Rights and 1.3 million cash-settled SAP RSU awards were exchanged into 12.8 million equity-settled Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards, significantly reducing our stock-based awards liability. On September 13, 2021, we completed an additional voluntary exchange offer for certain employees in Australia that were not eligible for the January 28, 2021 exchange, pursuant to which less that 0.1 million cash-settled Qualtrics Rights and SAP RSU awards were exchanged and modified into equity-settled Qualtrics RSU awards. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash flows used in operating activities	$(10,863)	$(312,229)
Net cash used in investing activities	(54,711)	(43,054)
Net cash flows provided by financing activities	452,747	400,000
Effect of exchange rate changes on cash and cash equivalents	(1,118)	316
Net increase in cash and cash equivalents	$386,055	$45,033
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
For the nine months ended September 30, 2021, net cash used in operating activities was $10.9 million, which resulted from net loss of $749.4 million, adjusted for $764.6 million in stock-based compensation expense, cash settlement of stock-based payment liabilities of $76.9 million, additional non-cash charges of $72.5 million, and net cash outflow of $21.7 million from changes in operating assets and liabilities. Additional non-cash charges primarily consisted of $36.0 million of amortization of deferred contract acquisition costs, $24.0 million of depreciation and amortization expense, and $16.6 million related to the reduction of right-of-use assets from operating leases. The outflow from operating assets and liabilities was primarily due to a $55.0 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an $18.1 million increase in prepaid and other assets, a $10.4 million decrease in lease liabilities, and a $1.0 million decrease in other liabilities, partially offset by a $37.3 million decrease in accounts receivable due to the timing of collections, an $18.8 million increase in deferred revenue, and a $6.6 million increase in accrued liabilities and accounts payable.
For the nine months ended September 30, 2020, net cash flows used in operating activities was $312.2 million, which resulted from net loss of $258.0 million, adjusted for $218.0 million in stock-based compensation expense, cash settlement of stock-based payment liabilities of $284.0 million, additional non-cash charges of $56.1 million, and a net cash outflow of $44.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $18.6 million for depreciation and amortization expense, $22.4 million of amortization of deferred contract acquisition costs, and $12.4 million related to the reduction of right-of-use assets from operating leases. The outflow from operating assets and liabilities was primarily due to a $63.3 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an $5.6 million decrease in deferred revenue from advance invoicing in accordance with our revenue contracts, a $14.0 million increase in prepaid and other assets, a $0.6 million decrease in accrued liabilities and accounts payable, partially offset by a $31.8 million decrease in accounts receivable due to billings growth and timing of collections and a $7.1 million increase in other liabilities.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of property and equipment, particularly for capital expenditures for our data centers, capitalized software, and improvements to existing and new office spaces.
Net cash used in investing activities during the nine months ended September 30, 2021 and 2020 of $54.7 million and $43.1 million, respectively, resulted primarily from capital expenditures for our XM Platform and office build-outs and $25.0 million cash paid for business combinations during the nine months ended September 30, 2021.
Financing activities
Net cash provided by financing activities of $452.7 million during the nine months ended September 30, 2021 consisted of $115.0 million in proceeds from a capital contribution from SAP, $2,244.3 million in proceeds from the sales of our Class A common stock in connection with our initial public offering, and $16.6 million related to the issuance of Class A common stock related to our employee stock purchase plan, partially offset by $1,892.3 million in payments on a promissory note paid to SAP, $3.1 million in payments of costs related to our initial public offering, and $27.8 million in payment of payroll withholding taxes to net settle equity awards.
Net cash provided by financing activities of $400.0 million during the nine months ended September 30, 2020 was due to proceeds from a capital contribution from SAP.
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The aggregate transaction price of remaining performance obligations is expected to be recognized as revenue as follows:

	As of September 30,	As of December 31,
	2021	2020
	(In thousands)
Next 12 Months	$781,486	$645,416
Thereafter	580,611	498,950
Total	$1,362,097	$1,144,366
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
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest rate risk
We had cash and cash equivalents of $589.9 million as of September 30, 2021. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
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
We recorded $(1.6) million and $0.4 million in net foreign currency transaction gains (losses) in the three months ended September 30, 2021 and 2020, respectively, and $(1.8) million and $0.5 million in net foreign currency transaction gains (losses) in the nine months ended September 30, 2021 and 2020, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three and nine months ended September 30, 2021 and 2020.
Inflation risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2021. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 10. “Commitments and Contingencies—Legal Matters” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
•We may acquire other companies or technologies which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.
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
We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. In addition, we operate globally in more than 100 countries, and have employees in the United States, Australia, Canada, France, Germany, Ireland, Japan, the Netherlands, Poland, Singapore, Spain, Sweden, and the United Kingdom as well as SAP employees we work with in numerous other countries. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Given our international presence, it is difficult to anticipate how the varying national responses to the COVID-19 pandemic will continue to affect our customers, employees, and business operations. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and may cause our customers or their customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business, operating results and financial condition. Additionally, political developments impacting government spending and international trade, including pandemics such as the COVID-19 pandemic, may negatively impact our dealings with our international partners. In addition to expanding our global presence, we continue to increase the breadth and scope of our XM Platform and our operations and continue to develop our partner network. Even with the support of SAP, in order to successfully manage our future growth we will need to continue to improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner and deepen our industry experience in key verticals. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal controls as well as our reporting systems and procedures. We intend to continue to invest to expand our business, including investing in technology, sales and marketing operations, developing new solutions and features for our existing solutions, hiring additional personnel, and upgrading our infrastructure. These investments will require significant capital expenditures and the allocation of management resources, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.
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
As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, the value and duration of subscriptions, supply of goods and services provided by third parties, collections of accounts receivable, our IT and other expenses, our ability to focus time and attention on our core business, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. Our customers, suppliers, and partners have similarly been impacted. Certain customers have and may continue to fail to renew subscriptions, request to renegotiate current contracts or payment terms, reduce their usage, and/or fail to expand their usage of our XM Platform within their organizations.
Given the uncertainty, we do not yet know the full extent of potential impacts on our business or operations and cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. The global impact of COVID-19 continues to rapidly evolve, including as a result of new variants of the virus and the rapidly changing legal landscape, and we will continue to monitor the situation and the effects on our business and operations closely. Although we believe our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct or indirect impact on our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain. The potential impacts of COVID-19 could also have the effect of heightening other risks described in this “Risk Factor” section.

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
A key element of our strategy is to invest significantly in our research and development efforts to develop new solutions and rapidly introduce new technologies, features and functionality of our existing solutions. For the nine months ended September 30, 2021 and 2020 our research and development expenses were 30% and 31% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solution or solutions. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, it would harm our business and results of operations.
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
A key focus of our company is to continue to expand our operations outside of the United States. In order to do so, we use a hub-and-spoke sales model, comprised of a centralized inside-sales team surrounded by regional direct sales efforts. We have invested significant effort to building and optimizing our international growth. For the nine months ended September 30, 2021 and 2020, 29% and 28%, respectively, of our revenue is from outside the United States, and we have continued to add employees and offices in new countries. We expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our XM Platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our XM Platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. If we are not successful in converting our investments in international expansion to additional revenue, our business and results of operations may be harmed. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. In addition, in certain ways it was easier for us to expand internationally as a previously wholly owned subsidiary of SAP, given SAP’s significant global presence, than it is as a majority-owned subsidiary of SAP. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
Integrating Clarabridge with our business may be more difficult, costly, or time-consuming than expected, and we may not realize the expected benefits of the Clarabridge Acquisition, which may adversely affect our business, results of operations, and financial condition.
If we experience greater than anticipated costs to integrate, or are not able to successfully integrate, Clarabridge into our existing operations, we may not be able to achieve the anticipated benefits of the Clarabridge Acquisition, including advancement of our business strategy and growth opportunities. Even if we integrate and retain Clarabridge employees, business systems, and technology successfully, we may not realize all of the anticipated benefits of the Clarabridge Acquisition in the time frame anticipated, or at all. For example, events outside our control, such as changes in laws and regulations, could adversely affect our ability to realize the expected benefits from the Clarabridge Acquisition. Further, it is possible that there could be a loss of our and/or Clarabridge’s key employees and customers. Specifically, the following issues, among others, must be addressed in combining Clarabridge’s operations with ours in order to realize the anticipated benefits of the Clarabridge Acquisition so the combined company performs as the parties anticipate:
•combining the companies’ corporate functions;
•combining Clarabridge’s business with our business in a manner that permits us to achieve the benefits anticipated to result from the Clarabridge Acquisition;
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
•developing products and technology that allow value to be unlocked in the future; and
•evaluating and forecasting the financial impact of the Clarabridge Acquisition, including accounting charges.
An inability to realize the full extent of the anticipated benefits of the Clarabridge Acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our business, results of operations, and financial condition. In addition, it is possible that the integration process could result in the disruption of our ongoing business and business relationships or inconsistencies in standards, controls, procedures, and policies that may adversely affect our business or our ability to achieve the anticipated benefits of the Clarabridge Acquisition. Integration efforts also may divert significant management attention and resources or require significant non-recurring costs, including costs to maintain employee morale and to retain key employees. For all of these reasons, we may not be able to achieve the anticipated benefits of the Clarabridge Acquisition, which could adversely affect our business, results of operations, and financial condition and could cause the price of our Class A common stock to decline.
Clarabridge may have liabilities that are not known to us.
Clarabridge may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations in connection with the Clarabridge Acquisition. Following the completion of the Clarabridge Acquisition, we may learn additional information about Clarabridge that materially and adversely affects us and Clarabridge, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws and regulations. Even if we were able to seek an indemnification claim under the Merger Agreement for such liabilities, we may not be able to fully recover our potential losses. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, results of operations, and financial condition.
Purchase price accounting in connection with our acquisitions requires estimates that may be subject to change and could impact our condensed consolidated financial statements and future results of operations and financial position.
Pursuant to the acquisition method of accounting, the purchase price we pay for acquisitions is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair market values with any excess purchase price allocated to goodwill. The acquisition method of accounting is dependent upon certain valuations and other studies which may be preliminary. We currently anticipate that all the information needed to identify and measure values assigned to the assets acquired and liabilities assumed will be obtained and finalized during the one‑year measurement period following the date of completion of any of our acquisitions. Differences between preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on our condensed consolidated financial statements and the combined company’s future results of operations and financial position.
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
Further, many foreign countries and governmental bodies, including the EU, where we conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdictions. These laws and regulations are often more wide-ranging and more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and Internet Protocol addresses. For instance, as of May 2018, the General Data Protection Regulation, or GDPR, replaced the Data Protection Directive with respect to the collection and use of personal data of data subjects in the EU. The GDPR applies extraterritorially and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the (i) processing of personal data, including special categories of special data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs), and (ii) profiling and automated individual decision-making of individual; which could limit our ability to use and share personal data or other data and could cause our costs to increase, and harm our business and financial condition. Noncompliance with the GDPR can trigger steep fines of up to €20 million or 4% of global annual revenue, whichever is higher. Separate EU laws and regulations (and member states’ implementations thereof) govern the protection of consumers and of electronic communications.
Further, European data protection laws also prohibit the transfer of personal data from the European Economic Area, or EEA, and Switzerland to other countries, including the United States, unless adequate protections are provided for personal data in such recipient countries.
With regard to transfers of personal data from our European employees and customers to the United States, we historically relied on our adherence to the United States Department of Commerce’s Safe Harbor Privacy Principles and compliance with the EU-U.S. and Swiss-U.S. Safe Harbor Frameworks as agreed to and set forth by the United States Department of Commerce, the EU, and Switzerland, which established means for legitimizing the transfer of personal data from the EEA or Switzerland to the United States. The EU-U.S. Safe Harbor Framework was deemed an invalid method of compliance with EU restrictions on data transfers in a ruling by the Court of Justice of the European Union, or CJEU, in October 2015.
Following this ruling, we implemented certain measures in order to certify our adherence to the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks, programs established by EU, Swiss, and U.S. authorities to provide mechanisms for companies to transfer EEA and Swiss personal data to the United States in the absence of the EU-U.S. and Swiss-U.S. Safe Harbor Frameworks. In addition, we have relied on standard contractual clauses approved by the European Commission for this purpose. In July 2020, the EU-U.S. Privacy Shield Framework was invalidated by the CJEU as a means of assuring adequate safeguards for personal data transferred to the United States. Since the invalidation of the EU-U.S. Privacy Shield Framework, we have sought to implement other measures to permit transfers of personal data from the EEA and Switzerland to the United States, including continuing to rely on the standard contractual clauses approved by the European Commission for this purpose.
On June 4, 2021, the European Commission published new versions of the SCCs, or New SCCs, which seek to address the issues identified by the CJEU invalidating Privacy Shied and provide further details regarding the transfer assessments of the importer third country’s laws that the parties are required to conduct when implementing the New SCCs. On June 18, 2021, the European Data Protection Board, or EDPB, issued its final guidance that imposes significant new diligence requirements on transferring data outside the EEA, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. If the “essentially equivalent” level of protection standard outlined by the CJEU’s decision is not satisfied in the destination country, the exporting entity must then assess if supplementary technical, organizational and/or contractual measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data. Complying with this guidance will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EEA, which would cause significant business disruption. At present, there are few, if any, viable alternatives to the SCCs.
Further, the standard contractual clauses are also subject to challenges, however, and it is uncertain whether the standard contractual clauses will also be invalidated by the European courts. In addition to the present uncertainty as to valid means to assure adequate safeguards of EEA and Swiss personal data transferred to the United States, we expect to be impacted by future changes in law as a result of a further reviews of transfer mechanisms by European regulators, as well as challenges to these mechanisms in the European courts. There are also questions of whether and by what mechanisms personal data may be transferred from the EEA and Switzerland to the United Kingdom, post-Brexit. In June 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years. But if the adequacy decision is not renewed, such transfers of personal data will require a valid transfer mechanism and companies making such transfers may be required to implement new processes and put new agreements in place to continue making such transfers. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe.
The implementation of the GDPR has led other jurisdictions to amend, or propose legislation to amend, their existing data protection laws to align with the requirements of the GDPR with the aim of obtaining an adequate level of data protection to facilitate the transfer of personal data from the EU. Accordingly, the challenges we face in the EU will likely also apply to other jurisdictions outside the EU that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity. For example, the United Kingdom, following Brexit, enacted national data protection legislation substantially in the form of the GDPR. In addition, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, or the CCPA, which came into effect January 1, 2020.
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
Additionally, on November 3, 2020, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters. The CPRA significantly modifies the CCPA by, among other things, creating a dedicated privacy regulatory agency, requiring businesses to implement data minimization and data integrity principles, and imposing additional requirements for contracts addressing the processing of personal information. Moreover, the CPRA calls for additional regulations to be implemented before the law becomes fully operative on January 1, 2023. These changes may result in further uncertainty with respect to privacy, data protection, and information security issues and will require us to incur additional costs and expenses in an effort to comply. The enactment of the CCPA has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws. For example, Virginia and Colorado have both passed privacy laws that share many similarities with the CCPA.

These new requirements, together with laws and regulations that may be passed in the future, could reduce demand for our XM Platform, increase our costs, impair our ability to grow our business, restrict our ability to store and process data, subject us to liability, or, in some cases, impact our ability to offer our XM Platform in some locations. Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations, and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our XM Platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new content and features could be limited. Further, failure to comply with the GDPR, the CCPA and other privacy or data security-related laws, rules, regulations of jurisdictions in which we do business, or other privacy and data security obligations could result in material fines and other penalties imposed by regulators, affect our compliance with client contracts and have an adverse effect on our business, financial condition, and results of operations. Our activities could also result in litigation (including class-related claims), mandatory disclosures of breaches to affected individuals, customers, and data protection supervisory authorities, as well as investigations and administrative measures by data protection supervisory authorities, such as the instruction to alter or stop non-compliant data processing activities, including the instruction to stop using non-compliant subcontractors.
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
We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and other similar events. They may also be subject to break-ins, sabotage, attacks, intentional acts of vandalism and similar misconduct, adverse events caused by operator error, and delays or interruptions in service due to capacity constraints, including those stemming from increased usage due to the outbreak of the COVID-19 pandemic. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of an adverse event. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other problems at these facilities could result in lengthy interruptions in accessing our XM Platform and the loss or exposure of customer data.
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
We collect sales and similar value-added taxes as part of our customer agreements in a number of jurisdictions in which we have determined that we are subject to tax. Sales and use, value-added, and similar tax laws and rates vary greatly by jurisdiction. One or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales by us. Furthermore, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state retailers even if those retailers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state retailers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state retailers on sales that occurred in prior tax years. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our XM Platform could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our XM Platform, or otherwise harm our business, results of operations, and financial condition.
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
Since the SAP Acquisition we have been included in SAP America’s U.S. Consolidated Group, as well as in certain other consolidated, combined or unitary groups that include SAP SE or SAP America and/or certain of their subsidiaries, any such group being referred to as a SAP Tax Group. Pursuant to the tax sharing agreement with SAP, SAP will file with the relevant tax authority with respect to a SAP Tax Group, and, for taxable periods beginning after December 31, 2020, we will make tax sharing payments to SAP. The amount of our tax sharing payments with respect to SAP America’s U.S. Consolidated Group will be determined, subject to certain adjustments (including with respect to the use of tax attribute carryforwards), as if we and each of our subsidiaries included in SAP America’s U.S. Consolidated Group filed our own U.S. federal consolidated income tax return for the relevant taxable period. The amount of a tax sharing payment with respect to SAP Tax Groups relating to U.S. state or local income taxes will be calculated using certain simplifying conventions.

We were included in SAP America’s U.S. Consolidated Group for so long as SAP America held at least 80% of the total voting power and value of our outstanding stock. As a result of the Clarabridge Acquisition, SAP America no longer holds 80% of the value of our outstanding stock, and as such, we will no longer be a member of the U.S. Consolidated Group for U.S. federal income tax purposes as of October 1, 2021. We will continue to be a part of the U.S. Consolidated Group for other tax jurisdictions.
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
In addition, the stock markets, and in particular the market on which our Class A common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from operating our business, and harm our business, results of operations, and financial condition.
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
The market price of our Class A common stock could decline as a result of substantial sales of our Class A common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of our Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of September 30, 2021, we had a total of 92,680,590 shares outstanding of Class A common stock and 423,170,610 shares outstanding of Class B common stock, all of which are owned by SAP. Shares of our Class A common stock received by our employees (including our executive officers) upon vesting of equity awards received in the exchange offers completed in January 2021 and September 2021 were freely tradable upon issuance, subject to compliance with Rule 144, as applicable, and are not subject to any lock-up restriction. Shares of Class A common stock issued to Q II, LLC, or Q II, or Silver Lake Technology Management, LLC, or Silver Lake, are or will be, respectively, deemed “restricted securities” as defined in Rule 144 under the Securities Act and, pursuant to their respective Class A common stock purchase agreements, each of Q II and Silver Lake has agreed with us not to sell or transfer such shares for a period of 12 months and 24 months, respectively, after the effectiveness of our initial public offering registration statement. The remaining outstanding shares of our Class A and all of our Class B common stock will be deemed “restricted securities” as defined in Rule 144. These restricted securities, and the shares of Class A common stock into which the outstanding shares of our Class B common stock are convertible, may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act.
Sales of our Class A common stock as these restrictions end may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell our Class A common stock.
We are party to a stockholders’ agreement with SAP, Q II, LLC, and Silver Lake, which, among other things, provides for specified registration rights relating to the shares of our Class A common stock and Class B common stock owned by SAP, Q II and Silver Lake. Registration of those shares under the Securities Act would permit SAP, Q II, Silver Lake and their permitted transferees registration rights agreement to sell their respective shares into the public market.

We will be obligated to pay cash to settle any Qualtrics Rights or SAP RSUs that were not tendered in the January 2021 and September 2021 exchange offers.
In January 2021 and September 2021, we conducted voluntary exchange offers pursuant to which we offered eligible employees, including our executive officers, the ability to exchange their existing Qualtrics Rights and SAP RSUs for awards with underlying shares of our Class A common stock. According to the existing award terms, upon vesting we will be obligated to pay cash to settle any Qualtrics Rights and SAP RSUs that were not tendered in the exchange offers. While the dividend we paid to SAP America in the form of promissory note 1 was reduced by an amount equal to the cash required to settle any outstanding Qualtrics Rights and SAP RSUs based on the estimated liabilities for such awards at the expiration of the exchange offers, such dividend and promissory note 1 will not be further reduced to reflect any increase in such liabilities subsequent to the expiration of the exchange offer. For example, the cash liabilities for such awards may increase if SAP’s share price increases following the expiration of the exchange offers.
We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, financial condition, and results of operations.
As a public company, and particularly after we cease to be an “emerging growth company,” we will continue to incur greater legal, accounting, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the rules and regulations of Nasdaq. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. After we are no longer an “emerging growth company,” we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors, and limit the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
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
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an “emerging growth company,” we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.
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
10.1
Purchase and Sale Agreement, by and between Timp Campus LLC and Qualtrics, LLC, effective as of August 31, 2021 (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on October 1, 2021)

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
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 22nd day of October, 2021.

QUALTRICS INTERNATIONAL INC.

By:	/s/ Zig Serafin
Zig Serafin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rob Bachman
Rob Bachman
Chief Financial Officer (Principal Financial and Accounting Officer)