Form 10-K
period 2021-12-31
Qualtrics International Inc.
filed 2022-03-01
CIK 1747748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-39952

QUALTRICS INTERNATIONAL INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-1754215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 West River Park Drive
Provo, Utah 84604
(Address, including zip code of principal executive offices)
385-203-4999
(Telephone number, including area code, of principal executive offices)

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	XM	The Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based on $38.25, which was the closing price of a share of the registrant’s Class A common stock on June 30, 2021, as reported by The Nasdaq Global Select Market) was approximately $2.4 billion. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2022, the registrant had 581,280,215 shares of common stock outstanding, consisting of 158,109,605 shares of Class A common stock and 423,170,610 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, are incorporated by reference into Part III of this Form 10-K where indicated. Such 2022 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. All statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, other than statements of historical fact, contained in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•the evolution of technology affecting our products and the competitive landscape;
•our ability to introduce new products and enhance existing products and to compete effectively with competitors;
•the attraction and retention of qualified employees and key personnel;
•our ability to maintain data privacy and data security, including compliance with the broad spectrum of relevant laws;
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

Part I.
Item 1. Business
Overview
We have pioneered a new category of software, experience management, or XM, that enables organizations to succeed in today’s experience economy. Our XM Platform helps organizations both design and improve the experiences that turn their customers into fanatics, employees into ambassadors, products into obsessions, and brands into religions.
Why It Matters:
The experiences organizations deliver are vital to their ability to compete and win. The cost of switching products or services has become so low that 85% of consumers are likely to switch brands due to a single poor experience. The global pandemic, which has altered the way people work, shop, and interact with each other, accelerated a shift in nearly every expectation people have of businesses.
Experience management is the business discipline of helping organizations connect with their customers and employees. Experience management is growing because businesses are facing unprecedented fluidity and risk. By working with Qualtrics, companies have the opportunity to get things right to attract great talent, develop loyalty among their customers and build lasting, meaningful businesses and brands.
The Qualtrics XM Platform is a mission-critical software platform that enables breakthrough design and continuous improvement of customer, employee, product, and brand experiences — the four core experiences of every organization. Qualtrics allows all four experiences to be managed on a single, connected platform:
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
Unlike most “experience” offerings on the market, Qualtrics does more than use surveys to collect post-transaction feedback to monitor trends in satisfaction scores. Instead, our XM Operating System is a single, secure, cloud-native platform that enables organizations to bring together all of their experience data, both structured and unstructured, analyze it with native advanced AI-powered analytics, and take real-time action to continually improve the experiences they deliver across customer, employee, product, and brand.
With the acquisition of Clarabridge in 2021, Qualtrics strengthened its ability to help organizations discover everything their customers and employees are saying, wherever they are saying it, including social media, emails, support calls, chats and product reviews. In bringing together Clarabridge and Qualtrics, Qualtrics is now a leading platform for listening, understanding and taking action on both structured and unstructured data. This combination is critical for keeping up with the influx of unstructured experience data coming into an organization. This allows organizations to design products, services and experiences that customers and employees want next by acting on feedback from anywhere.
Qualtrics is a system of action that guides users with specific instructions for improvement and automated actions to improve experiences. It provides each individual employee in an organization a powerful, easy-to-use interface that creates everyday habits to take action on feedback from customers and employees. It has the power to change organizational behavior and create a culture of action.

The Qualtrics XM Platform
Qualtrics XM Operating System (XM/OS) is a platform that helps organizations design the next set of experiences that attract new customers and employees, and then continuously improve each of those experiences to stay relevant, retain customers and employees, and become even more competitive across the four core experiences of business — employee, customer, brand, and product.
At the core of XM/OS are three powerful interconnected services — ExperienceID, iQ, and xFlow — that power all our applications, products and use cases and are backed by enterprise-grade security, compliance, and governance trusted by over 16,750 companies and 89% of the Fortune 100.
Listen - Experience ID: Listen to every customer, and remember what they need
Experience ID offers a single, unified view of everything customers and employees have shared with a company — things they want a company to know about them — including their preferences, beliefs and feelings about their experiences with their product or brand. Experience ID enables companies to personalize experiences at scale — giving them granular insights about individuals, while also delivering powerful aggregated views by segment, such as teams, geographies, verticals and more, to identify emerging trends and new market opportunities.
Analyze - iQ: Understand what’s happening, why it’s happening, and take action
Our powerful analytics suite, Qualtrics iQ, analyzes each piece of feedback collected using deep statistical analysis and machine learning, then generates recommended actions, allowing teams to focus on the changes that drive the highest return on investment. Using a simple interface, alerts can be configured for the most important actions. These alerts could be a manager alert about a shift in employee morale, a change in a product bundle recommendation, or even a shipping process overhaul.
As a market leader in listening to and collecting data, we assist our customers in collecting experience data from many channels. Text iQ, our advanced AI and natural language processing tool, helps organizations understand customer sentiment and emotion from open text. Text iQ is designed to be the most accurate and intuitive sentiment analysis solution in the industry, with more than 50 out-of-the box topic libraries across 25 industries so that companies can listen to the right signals and take action at scale.
Qualtrics has advanced natural language processing, or NLP, in 23 languages and over 150 categorization models to measure sentiment (the positivity or negative of comments), effort (the ease or difficulty expressed within feedback), emotions, empathy, intent, and more.
Act - xFlow: Build a culture of action
With Experience Workflows, or xFlow, the Qualtrics XM Platform can automatically route recommended actions to the people in the best position to close experience gaps or close the loop with customers or employees automatically using experience workflow automation. Employees can log into a role-based account and receive alerts relevant to their role and be given specific actions to drive improvement. The system tracks issues, progress, and next steps to help monitor progress and keep managers informed.
XM/OS is uniquely positioned to solve the key challenges companies are struggling with around the world today.
With Qualtrics, teams are empowered with the ability to build and save experience workflows that can be shared and scaled across departments, retail locations, or global deployments. Built with an open API architecture, our highly configurable platform provides a robust ecosystem of integrations for automating and connecting the entire experience management process –– from collecting experience feedback from any third-party channel, to uncovering hidden trends using native or third-party analysis, to driving activities and action using any operational system that employees already use as part of their existing routines. These automated solutions are available out of the box, purpose-built for specific industries, departments and geographies.

As of December 31, 2021, the Qualtrics XM Platform is trusted by more than 16,750 customers of all sizes, including 89% of the Fortune 100. The broad adoption of our platform is facilitated by a multi-pronged go-to-market model comprised of highly productive inside and field sales teams, joint solution selling with SAP, and our growing Qualtrics Partner Network (“QPN”) of over 300 global member companies that are partnering with us on our platform to help drive breakthrough business outcomes for our customers.
What Sets Us Apart
Our approach to architecting solutions and how we bring those solutions to our customers has enabled us to strengthen our lead in the experience management category. We pioneered the experience management category nearly two decades ago and remain a recognized market leader in the category today. We are the leading and largest pure-play XM provider in the market. Our brand is synonymous with experience management and associated with quality and usability, providing us an advantage with attracting new customers. We are also thought leaders in the market. Through our founding of the XM Institute, we deliver a wide variety of industry-specific content, leadership, training, networking, and research to help experience management leaders develop and excel in their jobs.
We have several distinguishing advantages:
•Single Platform. Qualtrics allows all four experiences to be managed on a single, connected platform. Organizations power experience management programs across their customer, employee, product, and brand, monitor the health of their entire business through robust analytics and dashboards, and drive action across the entire organization from one common interface.
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
•Built for Action. Qualtrics xFlow enables organizations to automate experience workflows to drive action natively or by integrating with systems that an organization already uses. For example, with our analytics-driven Smart Routing, our platform can automatically generate a customer ticket and action to resolution when a negative sentiment is expressed on a social media site. In this way, our XM Platform not only helps to identify issues, but also serves as a system of action by automatically directing feedback and recommended actions to the teams that are in the best position to make improvements. Or the system can bypass the need for employees to resolve issues and instead automate service recovery so customer or employee issues do not slip through the cracks. xFlow works across our platform and provides automatic notifications, raises tickets and closes experience gaps immediately.
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
•Democratization of Experience Management Across All Users. We designed our platform so every knowledge worker can make decisions and take actions based on customer and employee input. Users can design a customer and employee feedback program in minutes using simple drag and drop functions with the platform generating easy-to-consume analysis. This ease of use democratizes the ability for employees throughout an organization to extract business insights from sophisticated research and analysis. This allows every employee in the organization the ability to participate in finding and closing experience gaps for their respective areas of ownership.
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
•Powerful and Multi-Pronged Go-to-Market Model. Our powerful go-to-market model enables us to land both small and large customers initially and expand those relationships significantly over time. The broad adoption of our platform is facilitated by a multi-pronged go-to-market model comprising highly productive field and inside-sales teams, a joint development and solution selling partnership with SAP, and our robust and growing QPN. QPN has over 300 global member companies partnering with us on our XM Platform to help drive breakthrough business outcomes for joint customers. The Qualtrics Developer Platform, or QDP, a core element of QPN, provides deep technical capabilities that enable companies to build robust XM extensions and deliver automated workflows to drive action.
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
•Expand Within Existing Customers. Our customer base of more than 16,750 organizations as of December 31, 2021, represents a significant growth opportunity for us. There is opportunity to expand both the number of users and use cases within an organization. As users start to focus more deeply on specific experiences, they often look to add integrated solutions, Customer Experience, Employee Experience, Product Experience, and Brand Experience. We offer a flexible pricing model that helps further expand our presence within organizations as they increase volume of responses, add solutions and integrations, grow users and employees and increase features and workflows within each solution. Our goal is to increase the number of customers that standardize on our XM Platform within their organization, increasing the number of our organization-wide deployments and creating opportunity for expanded use cases.
•Expand Our Global Presence. A key focus of our company is to continue to penetrate unaddressed global markets. Constituents can provide feedback in over 75 languages, and our core admin user interface supports over 20 languages. To penetrate markets outside North America, we have developed a hub-and-spoke sales model comprised of centralized inside-sales teams surrounded by regional direct sales groups. Our first two hubs outside North America were in Dublin, Ireland and Sydney, Australia. We have opened sales offices in additional countries, including Belgium, Canada, France, Germany, India, Japan, Mexico, the Netherlands, South Korea, Sweden, Spain, Singapore, Switzerland, and the United Kingdom. To address data sovereignty concerns amongst our international customers, we have built data centers in Canada, Germany, and Australia. We believe that this investment should further increase our international expansion opportunities. For the year ended December 31, 2021, 29% of our revenue came from markets outside the United States, and we believe that there is significant opportunity for continued growth in the global markets.
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
•Further Develop Our Partner Network. We have developed a network of leading content and consulting partners, delivery partners, and technology partners who enrich our offerings, scale our coverage, and help us reach a broader audience than we would be able to reach on our own. Our partner channel extends our sales reach, enhances our products, and provides implementation leverage both domestically and internationally. Since the launch of QPN in 2018, we have entered into many impactful partnerships with over 300 global member companies, including Accenture, Ernst & Young, Deloitte, IBM, J.D. Power, and Kantar. During 2019, we launched the QDP as a core element of QPN. We will continue to partner with other leading organizations to broaden our reach and maintain our strong net retention rates.
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
Our Platform, Solutions, and Technology
Our XM Platform was built to provide flexible, scalable solutions for our clients. We use a secure, modern data processing architecture to ensure the specific needs of our clients are met across their organizations. Clients can deploy experience management modules or choose to access the entire XM Platform and add on specific solutions as their needs evolve. We offer over 100 out-of-the-box integrations, with leading enterprise vendors such as SAP, Microsoft, and Salesforce, as well as custom integrations for our clients. Our architecture is designed to scale horizontally and cost-effectively by combining the Platform-as-a-Service offerings available in public cloud data center facilities and modern open-source technology stacks running within our co-location data centers.
We offer a range of experience management solutions, including Integrated Solutions for experience design, customer experience, employee experience, product experience, and brand experience––all built on the Qualtrics XM platform, a collection of powerful capabilities, tools, and building blocks.
Integrated Solutions
CustomerXM
Our CustomerXM solution is a system of action that enables organizations to gain a true understanding across all forces that impact the customer experience and surfaces these insights in real-time to drive improvements in both micro-level issues (e.g., specific customer remediation situations) and in macro-level issues (e.g., systemic problems with customer care experiences or broken digital journeys). With Qualtrics, organizations can capture, analyze, and then act on customer sentiment across all channels and touchpoints along the customer lifecycle. It provides customer-focused analytics, native to the XM Platform, automated action and workflow capabilities, and no-code/low-code integrations that help organizations take effective, data-driven actions that lead to higher new customer acquisition, reduced customer churn, increased share of wallet, and lower costs to acquire and serve customers.
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
Modern Data Processing Architecture
Over 100 million distinct responses are generated each month on our XM Platform. Each piece of X-data represents a distinct data stream, which are combined with related streams generated from social media, enterprise, and third-party integrations via API. Our XM Platform continually aggregates these data streams to provide up-to-the-minute analytics, as well as near real-time analysis across billions of historical data points collected. Our architecture is designed to scale horizontally and cost effectively by combining the Platform-as-a-Service offerings available in public cloud data center facilities and modern open-source technology stacks running within our co-location data centers.
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
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new technologies, features, and functionality. Our research and development organization is responsible for the design, architecture, testing, and quality of our XM Platform. We focus our efforts on developing our core technologies and further enhancing their usability, functionality, reliability, performance, and flexibility. We prioritize research and development and attempt to foster creativity and autonomy in our engineering teams. Research and development expenses were $324.2 million, $212.8 million, and $242.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Customers
As of December 31, 2021, we had more than 16,750 customers using our XM Platform in more than 120 countries. We have key reference customers in many industry verticals that we believe validate our solutions in the market, and our customers range from small and medium-sized organizations to Fortune 100 companies.
Our Go-To-Market Strategy
Our XM Platform is used by more than 16,750 customers of all sizes globally across a broad range of industries, including 89% of the Fortune 100 as of December 31, 2021. No one industry comprises more than 15% of our revenues, with banking, professional & business services, technology, education, and healthcare making up the top five. Our XM Platform has been adopted by many of the world’s largest organizations that view us as a strategic partner in their digital transformation initiatives.
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
We also work with partners through QPN, which has over 300 global member companies delivering breakthrough business outcomes for our customers.
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
•Traditional professional and marketing research services firms, such as Aon Hewitt and Towers Watson; and
•Individual-focused and self-service survey tools, such as Momentive.
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
Human Capital Resources
As of December 31, 2021, we had 4,808 full-time employees. We also engage contractors and consultants from time to time. We have not experienced any work stoppages, and we believe that our employee relations are good.
At Qualtrics, we live by our TACOS culture, which defines Qualtrics and our employees. TACOS stands for Transparency, All-in, Customer-Obsessed, One-Team, and Scrappy. Our TACOS culture impacts who we hire, how we retain and promote employees, and how we engage with each other and our customers.
We recognize that a person is not simply his or her job, hobbies, or personal life but a mix of all of those pieces. It is this mix — and this ability to bring one’s entire self to work — that cements the foundation of our culture. Diversity, Equity, and Inclusion, or DEI, is a cornerstone of our company culture. While our TACOS culture is integral to our history, Qualtrics does not thrive without the Q-mmunity, which includes a mix of employee resource groups, or Q Groups, that serve to advance the careers, goals, and well-being of the many different communities that make up our employee base. The Q Groups include:
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
Corporate Information
We were formed in 2002 as Qualtrics Labs, Inc. In 2012, Qualtrics, LLC, a Delaware limited liability company, was established as a new parent company for our operating business. In September 2014, we incorporated Qualtrics International Inc. in Delaware. Through a corporate restructuring in September 2014, Qualtrics, LLC became a wholly-owned subsidiary of Qualtrics International Inc. In January 2019, we were acquired by SAP America, Inc., a wholly-owned subsidiary of SAP SE (“SAP”), a multinational corporation that is headquartered in Walldorf, Germany. In January 2021, we completed the initial public offering of our common stock (the “IPO”). Our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “XM.” SAP continues to be our controlling shareholder.
Our principal executive offices are located at 333 West River Park Drive, Provo, Utah 84604, and our telephone number is 385-203-4999. Our website address is www.qualtrics.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, including exhibits, and amendments to those reports and our Proxy Statement for our annual meeting of stockholders. These filings are available for download free of charge on our investor relations website located at www.qualtrics.com/investors. The SEC also maintains a website that contains reports, proxy statements, and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
In future periods, our revenue could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for our XM Platform, the impact on spending due to the ongoing COVID-19 pandemic, increase in competition, limited ability to, or our decision not to, increase pricing, contraction of the experience management software category, or our failure to capitalize on growth opportunities. In addition, our revenue from subscription and professional services and other may grow at different rates than in recent periods or decline for a number of reasons, including those described above. Excluding the impact of cash settled stock-based compensation, we expect expenses to increase in the near term, particularly as we continue to make significant investments in research and development and technology infrastructure, expand our operations globally and develop new solutions and features for, and enhancements of, our XM Platform. In addition, in connection with operating as an independent public company, we will incur additional legal, accounting, and other expenses that we did not incur as a previously wholly-owned subsidiary of SAP. In addition, the added expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates or achieve or maintain profitability in the future.
If we fail to effectively manage our growth, our business and results of operations could be harmed.
We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. In addition, we operate globally, sell subscriptions to more than 16,750 customers in more than 120 countries, and have employees in the United States, Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Italy, Japan, Malaysia, the Netherlands, Poland, Serbia, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom as well as SAP employees we work with in numerous other countries. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Given our international presence, it is difficult to anticipate how the varying national responses to the COVID-19 pandemic will continue to affect our customers, employees, and business operations. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and may cause our customers or their customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business, operating results and financial condition. Additionally, political developments impacting government spending and international trade, including pandemics such as the COVID-19 pandemic, may negatively impact our dealings with our international partners. In addition to expanding our global presence, we continue to increase the breadth and scope of our XM Platform and our operations and continue to develop our partner network. Even with the support of SAP, in order to successfully manage our future growth we will need to continue to improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner and deepen our industry experience in key verticals. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal controls as well as our reporting systems and procedures. We intend to continue to invest to expand our business, including investing in technology, sales and marketing operations, developing new solutions and features for our existing solutions, hiring additional personnel, and upgrading our infrastructure. These investments will require significant capital expenditures and the allocation of management resources, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.
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
•Traditional professional and marketing research services firms, such as Aon Hewitt and Towers Watson; and
•Individual-focused and self-service survey tools, such as Momentive.
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
The COVID-19 pandemic is widespread across the United States and around the globe, creating significant uncertainty and economic disruption as businesses and federal, state, and local governments have taken broad actions to mitigate this public health crisis. In response, we implemented, among other measures, a COVID-19 task force, a temporary work from home policy across all offices globally, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees, all of which have the potential to result in disruptions to how we operate our business. We have begun relaxing some of these measures in certain offices where possible in compliance with local restrictions and orders, but many of them are ongoing. We may take further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and suppliers.
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
Given the uncertainty, we do not yet know the full extent of potential impacts on our business or operations and cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. The global impact of COVID-19 continues to rapidly evolve, including as a result of the emergence of new variants of the virus, vaccination efforts and the rapidly changing legal landscape, and we will continue to monitor the situation and the effects on our business and operations closely. Although we believe our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct or indirect impact on our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain. The potential impacts of COVID-19 could also have the effect of heightening other risks described in this “Risk Factor” section.

If we are unable to retain customers at existing levels or sell additional functionality to our existing customers, our revenue growth will be adversely affected.
To increase our revenue, we must retain existing customers, convince them to expand their use of our solutions across their organizations and for a variety of use cases, and expand their subscriptions on terms favorable to us. If we are not able to renew our agreements with existing customers or attract new business from existing customers on favorable terms, this could have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly on the value of our common stock. The rate at which our customers purchase new or enhanced solutions from us, as well as the expansion of use of our solutions across organizations, depend on a number of factors, including general economic conditions, customer specific conditions, competitive pricing, integration with existing technologies, and satisfaction and market acceptance of our XM Platform generally. If our efforts to sell additional functionality and solutions to our customers are not successful, our business and growth prospects may suffer. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period, and a majority of our subscription contracts were one year or longer in duration for the year ended December 31, 2021.
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

Despite significant efforts to implement security designed to protect against such threats, it is impossible for us to entirely protect against or mitigate these risks. If our security measures are compromised, for example, as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation or customer satisfaction could be damaged, our business, including our delivery of services, may be harmed, and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems, in part because they are continuously evolving and changing, and may not be known or detected until after an incident has occurred. Concerns regarding data privacy and security may cause some of our customers to stop using our solutions and fail to renew their subscriptions. This discontinuance in use or failure to renew could substantially harm our business, operating results, and growth prospects. Further, as we rely on third-party and public-cloud infrastructure, we will depend in part on third parties’ security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. In addition, the ongoing COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third party systems and services to run our business. Failures to meet customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers, and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, legal and advisor fees, and legal claims; lost revenue due to network downtime and decrease in customer trust; increases in insurance premiums and coverage; and damage to our reputation.
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
A key element of our strategy is to invest significantly in our research and development efforts to develop new solutions and rapidly introduce new technologies, features and functionality of our existing solutions. For the years ended December 31, 2021, 2020, and 2019, our research and development expenses were 30%, 28%, and 41% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solution or solutions. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, it would harm our business and results of operations.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our number of customers will be impaired and our business, results of operations, and financial condition will be harmed.
We believe that our brand identity and awareness have significantly contributed to our success and have helped fuel our efficient go-to-market model. We also believe that maintaining and enhancing our Qualtrics brand and our other brands, as well as our reputation generally, is critical to expanding our number of customers. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. The perception of our brand by our customers, prospective customers, and partners has likely evolved as a result of our acquisition by SAP and will likely continue to evolve, including in ways that may be unforeseeable or unfavorable to us. Any unfavorable publicity or consumer perception of our XM Platform, or even a competitor’s platform in the experience management software category generally, could adversely affect our reputation and our ability to attract and retain customers on our XM Platform, and diminish customer interest in the experience management market generally. Positions we take on social and ethical issues may be unpopular with some of our employees or potential employees, and with our customers or potential customers, which may impact our brand, reputation and ability to attract or retain employees and customers. We also may choose not to conduct business with potential customers or discontinue or not expand business with existing customers due to these positions. Further, actions taken by our customers, including through the use or misuse of our products, may adversely affect our brand or result in reputational harm or possible liability. Additionally, if we fail to promote and maintain the Qualtrics brand, or if we incur excessive expenses in this effort, our business, results of operations, and financial condition will be materially and adversely affected. As an SAP company, we also face the risk that unfavorable publicity or negative consumer perception of SAP may adversely affect our business and brand.
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
We believe that a critical component to our success has been our company culture. Our company is aligned behind our culture and key values, and we have invested substantial time and resources in building our team within this company culture. Our company culture has evolved as a result of the SAP Acquisition and will likely continue to evolve as a result of being a public company, including in ways that may be unforeseeable or unfavorable to us. As we increase the size of our employee base, grow and develop the infrastructure of a public company, transition from wholly-owned subsidiary to majority-owned subsidiary of, or acquire other companies, we may find it difficult to maintain our company culture. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could impact our results of operations.
A key focus of our company is to continue to expand our operations outside of the United States. In order to do so, we use a hub-and-spoke sales model, comprised of a centralized inside-sales team surrounded by regional direct sales efforts. We have invested significant effort to building and optimizing our international growth. For the year ended December 31, 2021, 29% of our revenue is from outside the United States, and we have continued to add employees and offices in new countries. We expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our XM Platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our XM Platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. If we are not successful in converting our investments in international expansion to additional revenue, our business and results of operations may be harmed. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. In addition, in certain ways it was easier for us to expand internationally as a previously wholly-owned subsidiary of SAP, given SAP’s significant global presence, than it is as a majority-owned subsidiary of SAP. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses, or New SCCs, which seek to address the issues identified by the CJEU invalidating Privacy Shied and provide further details regarding the transfer assessments of the importer third country’s laws that the parties are required to conduct when implementing the New SCCs. On June 18, 2021, the European Data Protection Board, or EDPB, issued its final guidance that imposes significant new diligence requirements on transferring data outside the EEA, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. If the “essentially equivalent” level of protection standard outlined by the CJEU’s decision is not satisfied in the destination country, the exporting entity must then assess if supplementary technical, organizational and/or contractual measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data. Complying with this guidance will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EEA, which would cause significant business disruption. At present, there are few, if any, viable alternatives to the SCCs.
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
Our agreements with customers, suppliers, partners and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, data and security breaches, and other liabilities relating to or arising from our software, services, acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although in some cases we contractually limit our liability with respect to such obligations, we do not always do so, and in the future we may still incur substantial liability related to them. In some cases, we agree to limit the liability of our partners and suppliers to us with respect to such indemnification obligations, and this may cause us to incur substantial liability for which we have limited recourse from such suppliers and partners. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our solutions, and harm our business, results of operations, and financial condition.
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
We currently serve our customers both from our co-location data center facilities in the United States, Australia, Canada, and Germany, and from public cloud data center facilities located in the United States, Australia, Canada, Germany, Singapore, and Ireland. Any damage to, or failure of, our systems generally could result in interruptions in our XM Platform. As we continue to add new public cloud data centers, add capacity in our existing data centers and migrate to public cloud data center facilities, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the use of our XM Platform. Any damage to, or failure of, our XM Platform, or those of our third-party data centers, could result in interruptions in use of our XM Platform. Impairment of or interruptions in customers accessing our XM Platform may reduce our revenue, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. We have experienced interruptions and delays in service in the past, and we may experience interruptions and delays in service in the future. Our business will also be harmed if our customers and potential customers believe our XM Platform is unreliable.
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
We plan to transition from managed co-location data center facilities to public cloud alternatives, which could impact our gross margins and our financial results.
We currently rely primarily on managed co-location data center facilities. We have made and will continue to make substantial investments in new equipment to support growth at our data centers and provide enhanced levels of service to our customers. This may include increases in network bandwidth, CPU, storage, power or other elements of our hosting operations. We plan to move our data centers away from co-location facilities to public cloud options over the next several years. We anticipate this transition could impact operating margins, particularly as we move our spend from capital expenditures to operating expenses. Additionally, to the extent that we are required to add data center capacity to accommodate customer demands, we may need to significantly increase the bandwidth, storage, power or other elements of our hosting operations, and the costs associated with adjustments to our data center architecture could also harm our margins and operating results.
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
Our customers and prospective customers expect that our solutions integrate with a variety of network, hardware, and software platforms, and we need to continuously modify and enhance our solutions to adapt to changes in hardware, software, networking, browser, and database technologies. We have developed our solutions to be able to integrate with third-party software-as-a-service (SaaS) applications through the interaction of application programming interfaces, or APIs. In general, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these custom integrations. We are subject to the standard terms and conditions of such providers, or other agreements we may have with them, which govern the distribution, operation, and fees of such software systems, and which may be subject to change by such providers. Certain of our current and future potential integrations are with organizations that compete with us or with SAP, and which may have incentives to limit or prohibit our ability to integrate with them. We may not successfully build, deploy, or offer the integrations we need to as a result of limits or prohibitions by other parties, unacceptable terms, technical difficulties, our failure to recognize the demand for them, or for other reasons. If we fail to offer a variety of integrations or the integrations that our customers and prospective customers expect and demand, then our solutions may become less marketable, less competitive, or obsolete, and our results of operations could be harmed.
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
If our judgments or estimates relating to our critical accounting policies and estimates are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, deferred contract acquisition costs, the period of benefit generated from deferred contract acquisition costs, equity and cash settled stock-based compensation expense, goodwill and intangible assets, tax sharing liability, and accounting for income taxes, including deferred tax assets and liabilities.
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
We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to provide an annual management report on the effectiveness of our internal control over financial reporting. However, as a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for as long as we are not deemed an “accelerated filer” or “large accelerated filer”. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
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
SAP owns 100% of the shares of Class B common stock, representing a controlling interest in the total outstanding shares of the Company. The rights of the holders of Class A and Class B common stock differ in a number of ways, including with respect to voting and conversion rights, certain actions that require the consent of holders of Class B common stock, and other protective provisions. Holders of our Class B common stock are entitled to ten votes per share of Class B common stock, and the holders of our Class A common stock are entitled to one vote per share of Class A common stock. Subject to any rights of any series of preferred stock to elect directors, the holders of Class A common stock and the holders of Class B common stock, voting together as a single class, are entitled to elect all directors to our board of directors. If, prior to the occurrence of any Distribution, SAP transfers shares of our Class B common stock to any party that is not beneficially owned by SAP, those shares would automatically convert into Class A common stock. For so long as SAP beneficially owns shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of outstanding voting stock, SAP will be able to elect all of the members of our board of directors.

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
•any determinations with respect to mergers, acquisitions, and other business combinations;
•our acquisition or disposition of assets;
•our financing activities;
•changes to our amended and restated certificate of incorporation and amended and restated bylaws;
•changes to the agreements related to our becoming a public company;
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
•acquire the stock or assets of another entity for consideration in excess of $100 million except in connection with acquisitions of securities pursuant to portfolio investment decisions in the ordinary course of business to which the company and one or more of our wholly-owned subsidiaries are the only parties;
•issue any stock or other equity securities except to our subsidiaries or to our employee benefit plans;
•conduct any business other than the business of enterprise software and related businesses;
•create, incur, assume, or permit to exist any indebtedness or guarantee any indebtedness in excess of $100 million;
•make any loan to or purchase any debt securities of any person in excess of $50 million;
•take any actions to dissolve, liquidate, or wind-up our company;
•declare dividends on our stock;

•redeem, purchase, or otherwise acquire or retire for value any equity securities of the company except repurchases from employees, officers, directors, or other service providers upon termination of employment or through the exercise of any right of first refusal;
•enter into any joint venture or any exclusive or exclusionary arrangement with a third party; and
•amend, terminate, or adopt any provision inconsistent with certain provisions of our amended and restated certificate of incorporation or amended and restated bylaws.
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
SAP could assert control over us in a manner which could impede our growth or our ability to enter new markets or otherwise adversely affect our business. Further, SAP could utilize its control over us to cause us to take or refrain from taking certain actions, including entering into relationships with channel, technology, and other marketing partners, enforcing our intellectual property rights or pursuing corporate opportunities or product development initiatives that could adversely affect our competitive position, including our competitive position relative to that of SAP in markets where we compete with them. In addition, SAP maintains relationships with certain of our competitors, which SAP or those competitors could use in ways that could adversely affect our competitive position. If any of these scenarios were to materialize, our market share could be reduced, which could have an adverse impact on our results of operations.

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
SAP competes with certain of our significant channel, technology, and other marketing partners as well as certain of our customers and suppliers. Pursuant to our amended and restated certificate of incorporation and certain agreements that we have entered into with SAP, SAP may have the ability to impact our relationship with these companies, which could have a material adverse effect on our results of operations or our ability to pursue opportunities which may otherwise be available to us.
Our historical financial information as a business segment of SAP may not be representative of our results as an independent public company.
The historical financial information we have included in this Annual Report on Form 10-K does not necessarily reflect what our financial position, results of operations, or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by SAP, including tax, accounting, treasury, legal, human resources, compliance, insurance, sales, and marketing services. The historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows, or costs and expenses will be in the future. We have not made pro forma adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our transition to becoming a public company, including changes in our employee base, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, standalone company. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and notes thereto.
We are a smaller company relative to SAP, which could result in increased costs because of a decrease in our purchasing power and difficulty maintaining existing customer relationships and obtaining new customers.
Prior to our initial public offering, we were able to take advantage of SAP’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support, and audit and other professional services. While this may continue in some ways with SAP as a majority shareholder, we are a smaller company than SAP, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to our initial public offering. As a standalone company, we may be unable to obtain office space, goods, technology, and services at prices or on terms as favorable as those available to us prior to our initial public offering, which could increase our costs and reduce our profitability. Likewise, we may find it more difficult to attract and retain high quality employees as a smaller company than it was as a wholly-owned subsidiary of SAP, which could impact our results of operations. Our future success also depends on our ability to develop and maintain relationships with customers. Our reduced relationship with SAP and our smaller relative size may make it more difficult to develop and maintain relationships with customers, which could adversely affect our prospects.
Our relationship with SAP may prevent us from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to our employees, which could hurt our ability to grow.
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
Since the SAP Acquisition we have been included in SAP America’s consolidated group for U.S. federal income tax purposes, which we refer to as a U.S. Consolidated Group, as well as in certain other consolidated, combined or unitary groups that include SAP SE or SAP America and/or certain of their subsidiaries, any such group being referred to as a SAP Tax Group. In October 2021, SAP America’s ownership dropped below 80% and we deconsolidated from the SAP Tax Group for federal tax purposes. We expect to remain a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, SAP will file with the relevant tax authority with respect to a SAP Tax Group, and, for taxable periods beginning after December 31, 2020, we will make tax sharing payments to SAP. The amount of our tax sharing payments with respect to SAP America’s U.S. Consolidated Group will be determined, subject to certain adjustments (including with respect to the use of tax attribute carryforwards), as if we and each of our subsidiaries included in SAP America’s U.S. Consolidated Group filed our own U.S. federal consolidated income tax return for the relevant taxable period. The amount of a tax sharing payment with respect to SAP Tax Groups relating to U.S. state or local income taxes will be calculated using certain simplifying conventions.
We were included in SAP America’s U.S. Consolidated Group for as long as SAP America owned at least 80% of the total voting power and value of our outstanding stock. Each member of a U.S. Consolidated Group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or non-U.S. income tax purposes is jointly and severally liable for the state, local or non-U.S. income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in a SAP Tax Group, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group. As noted above, we are deconsolidated from SAP America’s U.S. Consolidated Group as of October 2021.
We have entered into a tax sharing agreement with SAP under which we are required to pay SAP upon recognition of certain tax deductions that were anticipated at the time of our initial public offering; the change in the fair market value of these anticipated deductions could impact our reported net income (loss) before income taxes.
We have entered into a tax sharing agreement with SAP, which provides that, among other things, we must pay SAP for the cash tax benefits we receive on a separately filed tax return after deconsolidation from SAP America’s U.S. Consolidated Group related to equity awards granted on or before our initial public offering. The estimated fair market value of this liability as of October 1, 2021, the date of deconsolidation, was recorded as a distribution from additional paid-in capital. Subsequent changes in the fair market value of this liability will be recorded in Other non-operating income (expense), net. Factors such as changes to our share price, our actual and expected future taxable earnings, future tax law and tax rate changes, and changes to our cost of capital will impact the fair market value of this liability. These factors are largely outside of our direct control and are subject to estimation uncertainty. These payment obligations to SAP may be significant and may materially and adversely affect our results of operations and our financial condition.
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
•labor, tax, employee benefit, indemnification, and other matters arising from our separation from SAP;
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
•lawsuits threatened or filed against us; and
•other events or factors, including those resulting from war, incidents of terrorism, disease, global pandemics such as COVID-19, or responses to these events.
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
The market price of our Class A common stock could decline as a result of substantial sales of our Class A common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of our Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of February 21, 2022, we had a total of 158,109,605 shares outstanding of Class A common stock and 423,170,610 shares outstanding of Class B common stock. All outstanding shares of Class B common stock are owned by SAP. Shares of our Class A common stock received by our employees (including our executive officers) upon vesting of equity awards received in the exchange offers completed in January 2021 and September 2021 were freely tradable upon issuance, subject to compliance with Rule 144, as applicable, and are not subject to any lock-up restriction. Shares of Class A common stock issued to Q II, LLC, or Q II, and Silver Lake Technology Management, LLC, or Silver Lake, are deemed “restricted securities” as defined in Rule 144 under the Securities Act and, pursuant to Silver Lake’s Class A common stock purchase agreement, are subject to lock-up restrictions, such that the shares issued to Silver Lake may not be sold until January 28, 2023. The remaining outstanding shares of our Class A and all of our Class B common stock will be deemed “restricted securities” as defined in Rule 144. These restricted securities, and the shares of Class A common stock into which the outstanding shares of our Class B common stock are convertible, may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act.
Sales of our Class A common stock as these restrictions end may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell our Class A common stock.
We are party to a stockholders’ agreement with SAP, Q II and Silver Lake which, among other things, provides for specified registration rights relating to the shares of our Class A common stock and Class B common stock owned by SAP, Q II and Silver Lake. Registration of those shares under the Securities Act would permit SAP, Q II,

Silver Lake and their permitted transferees registration rights agreement to sell their respective shares into the public market.
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
We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, financial condition, and results of operations.
As a public company, we will continue to incur greater legal, accounting, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the rules and regulations of Nasdaq. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.
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
We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business, and do not anticipate declaring or paying any cash dividends for the foreseeable future, except for certain distributions from additional paid-in capital to SAP under our tax sharing agreement. Any return to stockholders will therefore be limited to the increase, if any, of our share price, which may never occur.
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

General Risk Factors
We rely on the performance of highly skilled personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.
Our success and future growth depend upon the continued services of our management team and other key employees. In particular, Ryan Smith, our Founder, Executive Chair and Director, and Zig Serafin, our Chief Executive Officer, are both critical to our vision, strategic direction, culture, and offerings. From time to time, there may be changes in our management team, including those resulting from the hiring or departure of executives and key employees, which could disrupt our business. For example, Ryan Smith transitioned from Chief Executive Officer to Executive Chair and Zig Serafin transitioned from President to Chief Executive Officer. Given the relative recency of these transitions, we cannot yet know the impact they will have on our business. We also are dependent on the continued service of our existing employees, in part because of the complexity of our solutions. Our senior management and key employees are employed on an at-will basis. In general, we may terminate our employees’ employment at any time, and any employee may resign at any time, with or without cause. The loss of one or more of our senior management or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. In particular, recruiting and hiring senior product engineering personnel has been, and we expect to continue to be, challenging given the intense competition in the software industry for skilled product engineering talent. In addition, as our business grows and scales, including internationally, the difficulty of doing so may be compounded by the COVID-19 pandemic, which has led to intensified restrictions on travel, immigration, and the availability of work visas, we will need to continue to find and attract talented, experienced managers both in the United States and internationally. If we are unable to hire talented personnel, we may be unable to scale our operations or release new products in a timely fashion and, as a result, customer satisfaction with our products may decline. Additionally, many of our employees and members of our management team may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us.
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
Uncertainty in the global economy, financial markets, and social and political instability caused by state-based conflicts, terrorist attacks, civil unrest, war, or international hostilities could lead to disruptions in our business.

As a global company, we are influenced by multiple external factors that are difficult to predict and beyond our influence and control. Any of these factors could have a significant adverse effect on the global economy as well as on our business.
We are subject to risks and associated consequences in the following areas, among others:
•General economic, political, social, environmental, public health, and market developments, and general unrest;
•Prolonged deterioration of global economic conditions or budgetary constraints of national governments;
•Diplomatic confrontations, frictions, trade or tariff conflicts, with potential global implications as indicated by a prolonged and widespread economic slowdown;
•Financial market volatility episodes, global economic crises and chronic fiscal imbalances, slowing economic conditions, or disruptions in emerging markets;
•Higher credit barriers for customers, reducing their ability to finance software purchases;
•Increased number of foreclosures and bankruptcies among customers, business partners, and key suppliers;
•Terrorist attacks or other acts of violence, civil unrest, pandemics, or natural disasters, impacting our business; and
•Regional conflicts, which may affect data centers as critical infrastructure assets.
Any of these events could limit our ability to reach our targets, as they could have a material adverse effect on our operating results and financial position.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We have co-headquarters in Provo, Utah, and Seattle, Washington consisting of approximately 165,000 square feet of space owned by the Company and approximately 275,000 square feet of space pursuant to a lease that expires in 2034, respectively. We maintain additional offices in multiple locations in the United States and internationally in Australia, Belgium, France, Germany, Hong Kong, India, Ireland, Japan, the Netherlands, Poland, Singapore, Serbia, South Korea, Spain, Sweden, and the United Kingdom. We lease all of our facilities, except that we own two office buildings in Provo, Utah consisting of an aggregate of approximately 207,000 square feet. In a few instances, we occupy space in SAP’s offices - notably but not exclusively in New York City and Toronto. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
For information on legal proceedings, refer to Note 10. Commitments and Contingencies—Legal Matters in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Holders of Record
As of February 21, 2022, there were 194 registered stockholders of record of our Class A common stock, and 1 holder of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Except for certain distributions to SAP under our tax sharing agreement with SAP, we do not intend to pay cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and the consent of the holders of our Class B common stock pursuant to our amended and restated certificate of incorporation, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant. Holders of our Class A common stock and our Class B common stock will share equally on a per share basis in any dividend declared on our common stock by our board of directors.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference in our 2022 Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2021.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or subject to Regulation 14A or 14C, other than as provided by this Item 5, or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The following graph compares the cumulative total stockholder return on our Class A common stock from January 28, 2021 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2021 with the cumulative total return of the Standard & Poor's 500 Index and Standard & Poor’s Information Technology Index over the same period. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor’s 500 Information Technology Index assume reinvestment of dividends. The graph uses the closing market price on January 28, 2021 of $45.50 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cummulative Total Return
$150
$100
$50
2021-Jan
2021-Mar
2021-Jun
2021-Sep
2021-Dec
Qualtrics International Inc.
S&P 500
S&P 500 Information Technology

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
On October 1, 2021, we acquired Clarabridge, Inc., or Clarabridge, a customer experience management software company, by way of a merger pursuant to which the consideration payable by us included 25,038,955 shares of our Class A common stock (of which 896,890 shares are subject to vesting conditions), or the Acquisition Shares. All of the Acquisition Shares were issued to former stockholders of Clarabridge. On October 1, 2021, we registered 24,142,065 of the Acquisition Shares for resale pursuant to a registration statement on Form S-1 (File No. 333-259975), as amended, which was declared effective on October 12, 2021.
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
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
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
We have more than 16,750 customers, including 89% of the Fortune 100 as of December 31, 2021. Our revenue was $1,075.7 million, $763.5 million, and $591.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, representing year-over-year growth of 41% and 29%, respectively. For the years ended December 31, 2021, 2020, and 2019, our net loss was $1,059.1 million, $272.5 million, and $1,007.6 million, respectively. The results of our operations for the years ended December 31, 2021, 2020, and 2019 were impacted by equity and cash settled stock-based compensation expense, advisory and legal costs related to the SAP Acquisition in 2019, and advisory and legal costs related to acquisitions completed in 2021.
We generate revenue by selling subscriptions to our XM Platform and integrated solutions, as well as professional services. Over 99% of our contracts have a subscription period of one year or longer, and we primarily bill annually in advance. Subscription revenue comprised 81% of our total revenue for the year ended December 31, 2021. We have a diversified customer base consisting of organizations of various sizes across virtually all industries. Our largest customer accounted for less than 3% of revenue in 2021, and our largest industries by annual recurring revenue, or ARR, as of December 31, 2021 were financial services, professional and business services, education, technology, government, and healthcare. ARR is calculated by annualizing subscription revenue in the last month of a period.
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
Acquisition of Clarabridge
On October 1, 2021, we completed our previously announced acquisition of Clarabridge, Inc., or Clarabridge, a customer experience management software company headquartered in Reston, Virginia, or the Clarabridge Acquisition, pursuant to an Agreement and Plan of Reorganization and Merger, or the Merger Agreement. Pursuant to the terms of the Merger Agreement, all outstanding shares of Clarabridge capital stock were cancelled in exchange for aggregate consideration of $1.3 billion, subject to certain adjustments, in the form of shares of our Class A common stock and cash, as provided by the Merger Agreement. We issued a total of 25,038,955 shares of

Class A common stock, or Acquisition Shares. Pursuant to the terms of the Merger Agreement, we registered certain of the Acquisition Shares, or the Registered Acquisition Shares, for resale on a registration statement that was declared effective on October 12, 2021, and agreed to maintain effectiveness for 12 months from closing, or such earlier time as all of the Registered Acquisition Shares have been sold or are no longer outstanding.
In addition, pursuant to the terms of the Merger Agreement, (i) the Clarabridge stock plans have been assumed, amended and restated by us, (ii) the options to purchase shares of Clarabridge stock outstanding under the Clarabridge stock plans have been assumed by us and converted into corresponding Qualtrics options to purchase, in the aggregate, 3,203,885 shares of our Class A Common Stock, and (iii) we granted equity incentive awards to certain continuing employees of Clarabridge and its subsidiaries under the 2021 Qualtrics Employee Omnibus Equity Plan.
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
Customer Acquisition and Expansion
We are focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of December 31, 2021, we had more than 16,750 customers, including 89% of the Fortune 100. Our customers include businesses of all sizes, academic institutions, and government organizations. We define the number of customers at the end of any particular period as the number of parties or individual legal entities that have entered into a separate subscription contract with us. For avoidance of doubt, international subsidiaries of parent entities are not separately counted, but business units, brands, and academic institutions are counted if they are distinct legal entities. A single organization or customer may have multiple paid business accounts.
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
We continue to increase the number of customers who have entered into larger subscriptions with us. We had 1,940 customers with ARR of $100,000 or more as of December 31, 2021, increased from 1,338 and 1,026 as of December 31, 2020 and 2019, respectively. Further, as of December 31, 2021, we had 143 customers with ARR of $1 million or more, up from 74 and 43 as of December 31, 2020 and 2019, respectively. The number of customers with ARR of $100,000 or more indicates the strategic importance of our platform for enterprise customers and our ability to both initially land significant accounts and grow them over time.
Investing for Growth
Our investment for growth encompasses multiple critical areas, including international growth, enterprise sales, and product expansion.
Our revenue outside of the United States represented 29%, 28%, and 26% of our total revenue in the years ended December 31, 2021, 2020, and 2019. We initially started our expansion outside of the United States in English-speaking countries, such as Ireland, the United Kingdom, Canada, and Australia, as we were able to leverage our core technologies and go-to-market motion. Since opening our first international office in Dublin, Ireland in 2013, we now have 27 sales offices in countries around the globe.

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
Strategic Partnerships
In 2018, we announced the launch of QPN. Since then, we have built out our partner network to include over 300 global member companies partnering with us on our platform to help drive breakthrough business outcomes for joint customers. Since the SAP Acquisition in 2019, we have also developed joint go-to-market and product integrations with SAP. We expect our partnerships to extend our sales reach and provide implementation leverage both domestically and internationally, as well as product and technology integrations that will accelerate our product roadmap.
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

				Growth Rate
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Large customers	1,940	1,338	1,026	45%	30%	43%
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
We calculate our net retention rate on a trailing four-quarter basis. As of December 31, 2021, our net retention rate was 128%. Our net retention rate was 120% and 125% as of December 31, 2020 and 2019, respectively.
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
SAP Acquisition
Since the SAP Acquisition in January 2019 and until the sale of 6,000,000 shares of our Class A common stock to Q II in December 2020, we have operated as a wholly-owned subsidiary of SAP. The results of our operations include all revenue and costs directly attributable and/or allocable to the Company, including costs for facilities, functions, and services used by Qualtrics. Our results also include expenses of SAP directly charged to Qualtrics for certain functions provided by SAP, including, but not limited to, sales organization costs, insurance, employee benefits, human resources, and usage of data centers. We expect the revenue and cross charges between us and SAP to continue in the near future. These amounts may fluctuate from period to period based on the nature and extent of the indirect benefits received and provided. See Note 16 “Related Party Transactions” for further details in our condensed consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
On January 28, 2021, we completed a voluntary exchange offer pursuant to which 5.4 million cash-settled Qualtrics Rights and 1.3 million cash-settled SAP RSU awards were exchanged into 12.8 million equity-settled Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards. On September 13, 2021, we completed an additional voluntary exchange offer for certain employees in Australia who were not eligible for the January 28, 2021 exchange, pursuant to which less than 0.1 million cash-settled Qualtrics Rights and SAP RSU awards were exchanged and modified into equity-settled Qualtrics RSU awards. During the year ended December 31, 2021, 2020, and 2019, we recorded $1,057.1 million, $224.0 million, and $876.2 million, respectively, in equity and cash settled stock-based compensation expense. The increase of stock-based compensation expense in 2021 was primarily due to the issuance of RSU awards in connection with our initial public offering. During the year ended December 31, 2021, 2020, and 2019 we settled $79.4 million, $388.6 million, and $312.8 million, respectively, of liability-classified awards.
As a result of this increase in equity and cash settled stock-based compensation, our cost of revenue, research and development, sales and marketing, and general and administrative costs increased significantly in absolute dollars and as a percentage of revenue during the year ended December 31, 2021 compared to the years ended December 31, 2020 and 2019. These changes are described in additional detail within our results of operations.
SAP Segment Reporting
Since the SAP Acquisition, certain of our financial results have been presented as an operating segment within SAP’s publicly reported financial results. These Euro-reported financial results are prepared under International Financial Reporting Standards, or IFRS, and presented on a non-IFRS basis. The SAP segment results differ from our standalone financial results primarily due to differences in reporting currency, differences between IFRS and GAAP, differences in the reporting of certain related party transactions between Qualtrics and SAP, SAP’s reporting of expenses related to certain corporate overhead functions, and differences in the reporting related to the SAP Acquisition.
Response to COVID-19
In response to the COVID-19 pandemic, we took broad actions to mitigate the impact of this public health crisis on our business. We implemented, among other measures, a COVID-19 task force, a temporary work from home policy across all offices globally, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees, all of which have the potential to result in disruptions to how we operate our business. We have begun relaxing some of these measures in certain offices where possible, in compliance with local restrictions and orders, but many of them are ongoing. Our employees’ health and safety is our top priority, and we continue to monitor local restrictions across the world, the administration of vaccines, and the number of new cases, as well as the evolving and competing legal requirements around COVID-19 protocols and vaccine mandates in the United States and elsewhere. Our customers and partners have similarly been impacted. Our XM Platform enables customers to focus on managing their customer, employee, product, and brand experiences, which is increasingly important in a digitally connected world. Although we believe our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct and indirect impact on our business, results of operations, and financial condition will depend on future developments that are highly uncertain. We have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, sales productivity, the value and duration of subscriptions, supply of goods and services provided by third parties, collections of accounts receivable, our IT and other expenses, our ability to focus time and attention on our core business, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition.
We have also experienced, and may continue to experience, certain positive impacts on other aspects of our business, including an increase in sales of our platform to state, local, and federal governments and non-profit organizations to help them navigate through the pandemic as well as sales of vaccine and testing verification solutions on our XM Platform. Moreover, we have seen a reduction in certain operating expenses due to reduced business travel, reduced office use, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. Additionally, we believe that the COVID-19 pandemic could also accelerate customer transformation into digital businesses, which we expect will generate additional opportunities for us in the future.
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
Cost of revenue and gross margin
Cost of revenue. Our cost of subscription revenue includes expenses related to operating our XM Platform in data centers, depreciation of our data center equipment, and the amortization of our capitalized internal-use software and acquired technology. Subscription cost of revenue also includes employee-related costs associated with our customer support and XM Platform operations organizations. Our cost of professional services and other revenue includes vendor costs and employee-related costs associated with the delivery of these services. Additionally, we make allocations of certain overhead costs, primarily based on headcount, to each of these costs of revenue. Allocated overhead includes costs such as facilities, including lease expense, utilities, depreciation on buildings and leasehold improvements, and shared information technology costs. We expect our cost of revenue will increase in absolute dollars in future periods as we continue to invest in our business.
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
Other non-operating income (expense), net
Other non-operating income (expense), net consists of other non-operating gains or losses, including those related to changes in the fair value of our distribution liability related to our tax sharing agreement with SAP, interest income, and foreign currency transaction gains and losses.

Provision for income taxes
Provision for income taxes consists primarily of income taxes related to the U.S. and other foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our deferred tax assets in certain entities as we have concluded that it is not more likely than not that the deferred tax assets will be realized. Other entities do not have a valuation allowance, as they are, and are expected to be taxable in the future. Our effective tax rate is affected by tax rates in both U.S. and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance.
Income taxes as presented in our consolidated financial statements attribute current and deferred income taxes of SAP to our standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes, or ASC 740. Accordingly, our income tax provision was prepared following the separate return method prior to deconsolidation in October 2021 for U.S. federal income tax purposes, and the separate return method continues to apply for other jurisdictions where we file returns as part of a SAP Tax Group. The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a standalone enterprise. As a result of deconsolidation for U.S. federal income tax purposes, we have updated our reported tax attributes in certain jurisdictions to reflect the tax attributes available for future use by the Qualtrics tax reporting entity that files returns separate from a SAP Tax Group.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Revenue:
Subscription	$870,705	$575,397	$430,038
Professional services and other	204,959	188,125	161,117
Total revenue	1,075,664	763,522	591,155
Cost of revenue(1)(2):
Subscription	105,836	62,671	67,982
Professional services and other	179,436	135,816	117,509
Total cost of revenue	285,272	198,487	185,491
Gross profit	790,392	565,035	405,664
Operating expenses(1)(2):
Research and development	324,158	212,795	242,124
Sales and marketing	643,333	431,794	440,325
General and administrative	876,734	175,499	717,363
Total operating expenses	1,844,225	820,088	1,399,812
Operating loss	(1,053,833)	(255,053)	(994,148)
Other non-operating income (expense), net	6,652	(972)	(486)
Loss before income taxes	(1,047,181)	(256,025)	(994,634)
Provision for income taxes	11,965	16,477	12,999
Net loss	$(1,059,146)	$(272,502)	$(1,007,633)
________________
(1)Includes equity and cash settled stock-based compensation expense, as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of subscription revenue	$12,148	$4,632	$24,136
Cost of professional services and other revenue	25,299	6,737	17,168
Research and development	128,779	68,355	130,809
Sales and marketing	136,532	37,877	115,581
General and administrative	754,382	106,412	588,532
Total stock-based compensation, including cash settled(a)	$1,057,140	$224,013	$876,226
_________________
(a)As a result of the SAP Acquisition, our stock-based compensation expense reflects the recognition of both equity-classified awards and liability-classified awards. Liability-classified awards are settled in cash in accordance with SAP’s employee equity compensation programs. Our stock-based compensation expense for the year ended December 31, 2021, 2020, and 2019 consisted of $1,057.1 million, $224.0 million, and $876.2 million of liability-classified and equity-classified awards. During the year ended December 31, 2021, 2020, and 2019 awards of $79.4 million, $388.6 million, and $312.8 million were settled in cash. Liability-classified awards are recorded according to mark-to-market accounting.

(2)Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenue	$8,243	$1,062	$1,160
Sales and marketing	5,441	204	204
General and administrative	446	188	114
Total amortization of acquired intangible assets	$14,130	$1,454	$1,478
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	Year Ended December 31,
	2021	2020	2019
	(as a % of revenue)
Revenue:
Subscription	81%	75%	73%
Professional services and other	19	25	27
Total revenue	100	100	100
Cost of revenue:
Subscription	10	8	11
Professional services and other	17	18	20
Total cost of revenue	27	26	31
Gross profit	73	74	69
Operating expenses:
Research and development	30	28	41
Sales and marketing	60	57	74
General and administrative	82	23	121
Total operating expenses	172	108	236
Operating loss	(99)	(34)	(167)
Other non-operating income, net	1	—	—
Loss before income taxes	(98)	(34)	(167)
Provision for income taxes	1	2	2
Net loss	(99)%	(36)%	(169)%
Comparison of the years ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands)
Subscription revenue	$870,705	$575,397	$295,308	51%
Professional services and other revenue	204,959	188,125	$16,834	9%
Total revenue	$1,075,664	$763,522	$312,142	41%
Subscription revenue increased by $295.3 million, or 51%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was due primarily to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, approximately $200.2 million was attributable to existing customers and approximately $95.1 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $16.8 million, or 9%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase was primarily due to an increase in revenue from large customers, who generally require more services.
Cost of revenue, gross profit, and gross margin

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$105,836	$62,671	$43,165	69%
Cost of professional services and other revenue	179,436	135,816	43,620	32%
Total cost of revenue	285,272	198,487	86,785	44%

Subscription gross profit	764,869	512,726	252,143	49%
Professional services and other gross profit	25,523	52,309	(26,786)	(51)%
Total gross profit	$790,392	$565,035	$225,357	40%

Subscription gross margin	88%	89%
Professional services and other gross margin	12%	28%
Total gross margin	73%	74%
Cost of subscription revenue increased $43.2 million, or 69%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020, while subscription revenue grew 51% over the same period. This increase was driven by a $18.8 million increase in employee-related costs from headcount growth, a $7.5 million increase in stock-based compensation expense, a $6.7 million increase in amortization of acquired intangible assets, a $6.6 million increase in server costs, and a $3.7 million increase in amortization of internal-use software. Cost of professional services and other revenue increased $43.6 million, or 32%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase was driven by a $18.6 million increase in stock-based compensation expense, a $13.8 million increase in professional services vendor costs, a $11.0 million increase in employee-related costs from headcount growth, and a $0.5 million increase in amortization of acquired intangible assets, offset partially by $0.4 million decrease in travel-related expenses.
Our gross margins decreased from 74% during the year ended December 31, 2020 to 73% during the year ended December 31, 2021, due primarily to an increase in stock-based compensation expense as described above.
Operating Expenses
Research and development

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands)
Research and development	$324,158	$212,795	$111,363	52%
Research and development expenses increased $111.4 million, or 52%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase was driven by a $60.4 million increase in stock-based compensation expense, a $48.7 million increase in employee-related costs from headcount growth as we continue to add to and enhance our products, and a $2.3 million increase in outside vendor costs.

Sales and marketing

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands)
Sales and marketing	$643,333	$431,794	$211,539	49%
Sales and marketing expenses increased $211.5 million, or 49%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in sales and marketing was primarily driven by a $102.3 million increase in employee-related costs from headcount growth, a $98.7 million increase in stock-based compensation expense, and a $13.4 million increase in marketing spend, partially offset by a $2.9 million decrease in travel-related expenses.
General and administrative

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands)
General and administrative	$876,734	$175,499	$701,235	400%
General and administrative expenses increased $701.2 million, or 400%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in general and administrative expenses was primarily driven by a $648.0 million increase in stock-based compensation expense, a $14.5 million increase in acquisition related costs, and a $38.7 million increase in employee-related costs from headcount growth.
Other non-operating income (expense), net
Other non-operating income (expense), net increased $7.6 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was primarily driven by a $13.5 million non-operating gain related to the change in the fair value of our distribution liability related to our tax sharing agreement with SAP, offset by a $5.3 million increase in interest expense and the results of changes in interest income due to differences in average cash balances and interest rates, and immaterial changes in foreign currency transactions gains and losses.
Provision for income taxes
Provision for income taxes decreased $4.5 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, due to decreases in foreign tax reserves, partially offset by the impacts on federal and state taxes from our acquisitions, and the federal deconsolidation from SAP.
Our effective tax rate was (1.1)% for the year ended December 31, 2021, as compared to (6.4)% for the year ended December 31, 2020. The change was primarily driven by differences in our effective tax rate for the respective years, as described below.
Our effective tax rate for the year ended December 31, 2021 was (1.1)%. The difference between the U.S. statutory rate of 21% and our effective tax rate, on a loss before income taxes, is primarily driven by foreign and state taxes, non-deductible stock compensation, and the impact of valuation allowances recorded against current year losses in the United States.
Our effective tax rate for the year ended December 31, 2020 was (6.4)%. The difference between the U.S. statutory rate of 21% and our effective tax rate, on a loss before income taxes, is primarily driven by tax reserves, foreign taxes, and the impact of valuation allowances recorded against current year losses in the United States.

Comparison of the years ended December 31, 2020 and 2019
For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $1,014.5 million. Our cash and cash equivalents consist primarily of cash and money market funds. As of December 31, 2021, we had $14.5 million of our cash and cash equivalents held by our foreign subsidiaries.
We have financed our operations primarily through cash generated from our operations, equity issuances, and proceeds from capital contributions received from SAP in conjunction with the SAP Acquisition and funding of cash settled stock-based compensation expense. Our principal uses of cash in recent periods have been funding our operations, making capital expenditures, settling liability-classified stock-based awards, settling tax obligations related to stock-based awards, and settling our dividend related notes payable with SAP.
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
Our cash flow activities were as follows for the periods presented:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net cash flows provided by (used in) operating activities	$2,801	$(410,722)	$(370,904)
Net cash used in investing activities	(245,615)	(89,518)	(33,181)
Net cash flows provided by financing activities	1,053,643	660,000	329,793
Effect of exchange rate changes on cash and cash equivalents	(209)	1,664	1,316
Net increase (decrease) in cash and cash equivalents	810,620	161,424	(72,976)
Operating activities
Our largest source of operating cash is cash collections from our customers for subscriptions to our XM Platform. Our primary uses of cash from operating activities are for employee-related costs, infrastructure-related expenditures, and marketing expenses. Net cash flows provided by (used in) operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses and equity and cash settled stock-based compensation, as well as the effect of changes in operating assets and liabilities.
For the year ended December 31, 2021, net cash provided by operating activities was $2.8 million, which resulted from net loss of $1,059.1 million, adjusted for $1,057.1 million in stock-based compensation expense, including cash settled of $79.4 million, additional non-cash charges of $95.5 million and net cash inflow of $11.3 million from changes in operating assets and liabilities. Additional non-cash charges primarily consisted of $50.0 million of amortization of deferred contract acquisition costs, $46.0 million for depreciation and amortization expense, $23.1 million related to the reduction of right-of-use assets from operating leases, offset by $13.5 million in changes in the fair value of our distribution liabilities payable to SAP related to our tax sharing agreement, and $11.7 million in deferred income taxes. The outflow from operating assets and liabilities was primarily due $147.0 million increase in accounts receivable due to billings growth and timing of collections, $99.9 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, $39.3 million increase in prepaid and other assets, partially offset by $215.4 million increase in deferred revenue from advance invoicing in accordance with our customer contracts, and $15.5 million decrease in lease liabilities, and $79.6 million aggregate increase in accrued liabilities and accounts payable.
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
Net cash used in investing activities during the year ended December 31, 2021, 2020, and 2019 of $245.6 million, $89.5 million, and $33.2 million, respectively, resulted primarily from $141.8 million in cash paid for business combinations in 2021 and capital expenditures for our XM Platform and office build-outs in 2021, 2020, and 2019.
Financing activities
On February 1, 2021, the Company closed its initial public offering, in which it issued and sold 59,449,903 shares of Class A common stock at $30.00 per share for aggregate net proceeds of $1,688 million, after deducting underwriters' discounts and offering expenses payable by the Company. On February 1, 2021, we closed a private placement transaction in which Silver Lake Partners VI DE (AIV), L.P. purchased $550 million of shares of Class A common stock, comprising (a) 15,018,484 shares at $21.64 per share and (b) $225 million of shares at the initial public offering price of $30.00 per share.

On November 9, 2021, we completed a public offering, in which we issued and sold 27,380,952 shares of our Class A common stock at a public offering price of $42.00 per share, for an aggregate offering price of $1,114.6 million, net of underwriting discounts and commissions. We used a portion of the proceeds to repay approximately $505.3 million of principal and interest outstanding on Promissory note 2 payable to SAP America, Inc. and intend to use the remaining proceeds for working capital and other general corporate purposes.
Net cash provided by financing activities of $1,053.6 million during the year ended December 31, 2021 was due to $3,359.8 million in proceeds from the sale of Class A common stock, $115.0 million in capital contribution from SAP, and $22.2 million in proceeds from the exercise of stock options and issuance of Class A stock under our employee stock purchase plan, offset by $2,392.3 million in payments on promissory notes paid to SAP, $47.8 million in payment of payroll withholding taxes to net settle equity awards, and $3.4 million in payments of costs related to the sale of our Class A common stock.
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
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The aggregate transaction price of remaining performance obligations is expected to be recognized as revenue as follows:

	Next 12 Months	Thereafter	Total
As of December 31, 2021	$1,011,768	$721,069	$1,732,837
As of December 31, 2020	$645,416	$498,950	$1,144,366
As of December 31, 2019	$434,121	$208,562	$642,683
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2021:

	Payments Due by Period
	Total	2022	2023-2024	2025-2026	Thereafter
	(In thousands)
Operating lease commitments	$364,061	$31,873	$60,334	$63,138	$208,716
Non-cancelable purchase obligations	228,981	68,404	94,298	66,279	—
Tax sharing liability	164,275	21,475	6,300	—	136,500
Total	$757,317	$121,752	$160,932	$129,417	$345,216
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and include operating lease commitments that are reported in our lease liability balances. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. Purchase orders issued in the ordinary course of business are not included in the table above, as our purchase orders represent authorizations to purchase rather than binding agreements. Estimating the tax sharing liability balance requires significant estimates and assumptions which are inherently uncertain and therefore actual results could differ from those estimates. Tax contingencies are not included in the table above as the period in which payment is due cannot be determined.
As of December 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies
Our most significant accounting policies include revenue recognition and accounting for our equity and cash settled stock-based compensation. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue recognition
We generate revenue primarily from sales of subscriptions to access our XM Platform, together with related support services to our customers. We also provide other services including research services and other professional services. We recognize revenue from our service/product lines when control is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the services. Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue. We account for revenue contracts with customers by applying the following steps:
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
Identification of Performance Obligations
Some contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately, if they are distinct. Typically, the products and services qualify as separate performance obligations and the portion of the contractual fee allocated to them is recognized separately. Judgment is required, however, in determining whether a good or service is considered a separate performance obligation. In particular for our professional services and implementation activities, judgment is required to evaluate whether such services significantly integrate, customize, or modify the subscription service to which they relate. In this context, we consider the nature of the services and their volume relative to the volume of the subscription service to which they relate. In general, the implementation services for our subscription services go beyond pure setup activities and qualify as separate performance obligations. Non-distinct goods and services are combined into one distinct bundle of goods and services (combined performance obligation).
Determination of Transaction Price
We apply judgment in determining the amount to which we expect to be entitled in exchange for transferring promised goods or services to a customer. Prices are generally fixed at contract inception; therefore, the Company’s contracts do not contain a significant amount of variable consideration. We consider, however, whether and to what extent subsequent concessions or payments may be granted to customers and whether the customer is expected to pay the contractual fees. In this judgment, we consider our history both with the respective customer and more broadly.

Allocation of Transaction Price
The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling prices considering market conditions and based on overall pricing objectives such as observable standalone selling prices, and other factors. Where standalone selling prices for an offering are observable and reasonably consistent across customers (that is, not highly variable), our standalone selling price estimates are derived from our respective pricing history. We have established thresholds of pricing variability to determine whether the historical pricing of our goods and services is highly variable across customers. Where sales prices for an offering are not directly observable or highly variable across customers, judgment is required to estimate standalone selling prices. For renewable offerings with highly variable pricing across customers, our estimate considers the individual contract’s expected renewal price as far as this price is substantive based on our renewal history. Typically, our subscription offerings follow this approach. For our professional and other services, these estimations typically follow a cost-plus-margin approach. We review the standalone selling prices periodically or whenever facts and circumstances change to ensure the most objective input parameters available are used.
Recognition of Revenue
Consideration related to subscription revenue is generally recognized on a straight-line basis over the contract term, beginning on the date that the service is made available to the customer. Revenue from professional services and other revenue related to research services and other services is generally recognized upon delivery of the results or as the services are performed. Judgment is required to determine whether revenue is to be recognized at a point in time or over time.
Stock-based compensation, including cash settled
Equity Awards
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
In 2021, the Company completed and the Company’s board of directors approved significant stock-based compensation arrangements, including the exchange of cash-settled SAP RSU awards and Qualtrics Rights into equity-settled Qualtrics RSU awards based on individual employee elections, the issuance of RSUs at the time of the IPO, the adjustment of employee’s salaries in exchange for a one-time RSU grant based on individual employee elections, the approval of the 2021 Qualtrics International Inc. Inducement Equity Plan, and the issuance of RSUs to employees of Clarabridge.
In October 2021, pursuant to the terms of the Clarabridge Merger Agreement, the options to purchase shares of Clarabridge stock outstanding under the Clarabridge stock plans were assumed by the Company and converted into corresponding Qualtrics options to purchase, in the aggregate, 3,203,885 shares of Class A Common Stock. The majority of the assumed options were either fully vested or partially vested as of the acquisition date and had a strike price well below the value of the awards at the conversion date. The conversion date fair value of the stock options was determined to be approximate to the intrinsic value of the awards.
We record stock-based compensation based on the grant date fair value of the awards and recognizes the fair value of those awards as expense using the straight-line method over the requisite service period of the award. For restricted stock units that contain performance conditions, we recognize expense using the accelerated attribution method and based on the estimated probability of the performance conditions being met.
We estimate the grant date fair value RSUs based on the closing stock price of our publicly traded Class A common stock on the grant date. We estimate the grant date fair value of purchase rights issued under our Employee

Stock Purchase Plan, or ESPP, based on the Black-Scholes option-pricing model using the estimated number of awards as of the beginning of the offering periods. We estimated the fair value of the converted Clarabridge options based on the intrinsic value of the awards on the acquisition date.
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
After the SAP Acquisition, certain executives and employees were granted SAP RSUs, which are virtual shares representing a contingent right to receive a cash payment determined by the SAP share price and the number of share units that ultimately vest. SAP RSUs have a service-based vesting condition over a three-year period. These awards have a cliff vesting period of one year and continue to vest annually thereafter. We recognize compensation expense associated with these RSUs ratably on a straight-line basis over the requisite service period. All awards that were not exchanged into Qualtrics RSUs are paid out in cash upon vesting.
We account for forfeitures as they occur; therefore, equity and cash settled stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019 has been calculated based on actual forfeitures in our consolidated statements of operations.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments include the valuation of certain intangible assets and goodwill that we have acquired as part of business combinations, valuation of our distribution liability related to our tax sharing agreement with SAP, and the valuation of deferred income tax assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
Business combinations
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets.
Critical estimates in valuing certain of the intangible assets and goodwill we have acquired are:
•future expected cash flows, including projected revenue, from subscription and professional services contracts and from acquired developed technologies;
•estimated technology obsolescence rates;
•assumptions about the period of time acquired tradenames will continue to be used in our offerings;
•discount rates;
•tax balances and tax-related valuation allowances assumed; and

•fair value of assumed equity awards.
Estimating the fair value of the acquired intangible assets requires significant estimates and assumptions which often rely on forecasts and other assumptions that are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.
Tax sharing liability
Since the SAP Acquisition, we have been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, we deconsolidated from the SAP Tax Group for federal tax purposes. We expect to remain a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, we will make tax sharing payments to SAP related to certain share based payment awards that existed prior to or were granted at the time of the IPO (the “Pre-IPO Awards”). As of December 31, 2021, the Company’s distribution liability for the tax sharing agreement with SAP totaled $88.5 million, consisting of $17.0 million based on our 2021 tax provision and $71.5 million based on an estimated fair value.
The tax sharing agreement liability is estimated based on the estimated future tax benefits associated with the Pre-IPO Awards. The liability is based on the discounted estimated future cash flows of the liability. The primary assumptions used in the valuation include the value of the estimated future tax deductions related to the Pre-IPO Awards, the Company’s estimated future taxable income or loss excluding the Pre-IPO Awards, including the ability and timing of when the Company will be able to utilize the tax deductions from the Pre-IPO Awards using a hypothetical with and without tax calculation, and the estimated discount rate, which is based on current market rates for unsecured liabilities with similar maturities and credit quality. Estimating the tax sharing liability balance requires significant estimates and assumptions including forecasts which are inherently uncertain and therefore actual results could differ from the estimates.
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
Interest rate risk
We had cash and cash equivalents of $1,014.5 million as of December 31, 2021. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
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
We recorded $1.9 million in net foreign currency transaction losses in the year ended December 31, 2021, $0.6 million in net foreign currency transaction losses in the year ended December 31, 2020, and $0.9 million in net foreign currency transaction losses in the year ended December 31, 2019. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended December 31, 2021, 2020, and 2019.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Qualtrics International Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Qualtrics International Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the fair value of the tax sharing liability related to the tax sharing agreement with SAP SE (SAP)
As discussed in Note 4 to the consolidated financial statements, there is a tax sharing agreement between the Company and SAP for taxable periods beginning after December 31, 2020. Under the agreement, the Company will make payments to SAP for the realized tax benefits from certain share based payment awards that existed prior to or were granted at the time of the Company’s initial public offering (pre-IPO equity awards). The liability is recognized at fair value and remeasured each reporting period and is based on the discounted estimated timing and amount of the tax benefits associated with the pre-IPO equity awards. As of December 31, 2021, the Company’s tax sharing liability related to the tax sharing agreement with SAP totaled $71.5 million.

We identified the evaluation of the fair value of the tax sharing liability related to the tax sharing agreement with SAP as a critical audit matter. A high degree of subjective auditor judgment and specialized skills and knowledge was required to evaluate the method used to estimate the fair value of the tax sharing liability, for which the fair value is sensitive to change.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the valuation of the tax sharing liability related to the tax sharing agreement with SAP. This included a control related to the selection of the method used to value the tax sharing liability. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:
● whether the discounted future cash flow valuation method is an acceptable method to determine the fair value of the tax sharing liability
● the Company’s valuation method by comparing the Company’s determined fair value to a fair value calculated using an alternative method.
Evaluation of the acquisition date fair value of certain acquired intangible assets
As discussed in Note 7 to the consolidated financial statements, on October 1, 2021, the Company completed the acquisition of Clarabridge, Inc. (Clarabridge), which was accounted for as a business combination. In connection with the acquisition, the Company acquired customer relationship and developed technology intangible assets. The acquisition date fair value of the customer relationship and developed technology intangible assets were $101.2 million and $151.5 million, respectively.
We identified the evaluation of the acquisition date fair value of the Clarabridge customer relationship and developed technology intangible assets as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain internally developed assumptions for which the fair value of such assets is sensitive to change. These assumptions include projected revenues for the customer relationship intangible asset, and the projected revenues and obsolescence rates for developed technology intangible assets. Additionally, specialized skills and knowledge were required to assess these assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s business combinations process. This included controls related to the development of the projected revenues and obsolescence rates assumptions. We evaluated the projected revenues used by the Company by (1) comparing them to historical results of the acquired entity and publicly available information for peer companies and (2) corroborating the projected revenues and the process used to develop them with individuals outside of the accounting function. In addition, we compared the Company’s historical projected revenues to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:
● projected revenues by comparing them to certain comparable companies, and industry and macro-economic trend data
● certain aspects of the projected revenues for the customer relationship intangible asset by analyzing the impact of an alternative revenue projection on the Company’s determined fair value amount and comparing the results of the analysis to certain comparable transactions
● the reasonableness of the obsolescence rates by comparing them to the obsolescence rates of certain comparable companies and performing sensitivity analyses to assess the impact of changes to that assumption on the Company’s determined fair value amount.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Salt Lake City, Utah
March 1, 2022

Qualtrics International Inc.
Consolidated Balance Sheets
(In thousands, except share and par value)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,014,511	$203,891
Accounts receivable, net of allowances (1)	461,830	296,148
Deferred contract acquisition costs, net	60,455	43,429
Prepaid expenses and other current assets	68,887	48,130
Total current assets	1,605,683	591,598
Non-current assets:
Property and equipment, net	192,327	116,120
Right-of-use assets from operating leases	227,320	195,372
Goodwill	1,118,768	6,709
Other intangible assets, net	264,500	3,959
Deferred contract acquisition costs, net of current portion	145,952	115,837
Deferred tax assets	96	92
Other assets	27,577	9,368
Total assets	$3,582,223	$1,039,055

Liabilities and equity (deficit)
Current liabilities:
Lease liabilities	$18,898	$7,125
Accounts payable (1)	84,053	30,452
Accrued liabilities	167,402	225,046
Liability-classified, stock-based awards	4,519	209,286
Deferred revenue	748,145	495,638
Total current liabilities	1,023,017	967,547
Non-current liabilities:
Lease liabilities, net of current portion	263,307	235,620
Liability-classified, stock-based awards, net of current portion	52	76,627
Deferred revenue, net of current portion	6,698	5,477
Deferred tax liabilities	23,653	5,970
Other liabilities	78,796	16,716
Total liabilities	$1,395,523	$1,307,957
Commitments and contingencies
Equity (deficit)
Preferred stock, par value $0.0001 per share; authorized 100,000,000 shares; no shares outstanding (2)	$—	$—
Class A common stock, par value $0.0001 per share; authorized 2,000,000,000 shares; issued and outstanding 147,309,254 and 6,000,000 shares as of December 31, 2021 and 2020 (2)	15	1
Class B common stock, par value $0.0001 per share; authorized 1,000,000,000 shares; issued and outstanding 423,170,610 and 423,170,610 as of December 31, 2021 and 2020 (2)	42	42
Additional paid in capital	4,645,800	1,126,631
Accumulated other comprehensive income (loss)	(1,244)	3,191
Accumulated deficit	(2,457,913)	(1,398,767)
Total equity (deficit)	2,186,700	(268,902)
Total liabilities and equity (deficit)	$3,582,223	$1,039,055
________________
(1)Includes amounts from related parties. See Note 16 for further details
(2)See Note 2 “2020 Stock Split and Capital Reorganization” for further details
The accompanying notes are an integral part of these consolidated financial statements.

Qualtrics International Inc.
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription	$870,705	$575,397	$430,038
Professional services and other	204,959	188,125	161,117
Total revenue	1,075,664	763,522	591,155
Cost of revenue:
Subscription	105,836	62,671	67,982
Professional services and other	179,436	135,816	117,509
Total cost of revenue	285,272	198,487	185,491
Gross profit	790,392	565,035	405,664
Operating expenses:
Research and development	324,158	212,795	242,124
Sales and marketing	643,333	431,794	440,325
General and administrative	876,734	175,499	717,363
Total operating expenses	1,844,225	820,088	1,399,812
Operating loss	(1,053,833)	(255,053)	(994,148)
Other non-operating income (expense), net	6,652	(972)	(486)
Loss before income taxes	(1,047,181)	(256,025)	(994,634)
Provision for income taxes	11,965	16,477	12,999
Net loss	$(1,059,146)	$(272,502)	$(1,007,633)

	Year Ended December 31, 2021	Year Ended December 31, 2020	January 23, 2019 through December 31, 2019

Net loss per share attributable to common stockholder, basic and diluted	$(2.05)	$(0.64)	$(1.76)
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholder, basic and diluted	516,869,588	423,334,994	423,170,610
The accompanying notes are an integral part of these consolidated financial statements.

Cost of revenue and operating expenses includes:
Stock-based compensation expense as follows:

	Year Ended December 31,
in thousands	2021	2020	2019
Cost of subscription revenue	$12,148	$4,632	$24,136
Cost of professional services and other revenue	25,299	6,737	17,168
Research and development	128,779	68,355	130,809
Sales and marketing	136,532	37,877	115,581
General and administrative	754,382	106,412	588,532
Total stock-based compensation expense, including cash settled(a)	$1,057,140	$224,013	$876,226
________________
(a)As a result of the SAP Acquisition, our stock-based compensation expense reflects the recognition of both equity-classified awards and liability-classified awards. Liability-classified awards are settled in cash in accordance with SAP’s employee equity compensation programs. Our stock-based compensation expense for the year ended December 31, 2021, 2020, and 2019 consisted of $1,057.1 million, $224.0 million, and $876.2 million of liability-classified and equity-classified awards. During the year ended December 31, 2021, 2020, and 2019 awards of $79.4 million, $388.6 million, and $312.8 million were settled in cash. Liability-classified awards are recorded according to mark-to-market accounting.
Amortization of acquired intangible assets as follows:

	Year Ended December 31,
in thousands	2021	2020	2019
Cost of revenue	$8,243	$1,062	$1,160
Sales and marketing	5,441	204	204
General and administrative	446	188	114
Total amortization of acquired intangible assets	$14,130	$1,454	$1,478

Qualtrics International Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(1,059,146)	$(272,502)	$(1,007,633)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(4,435)	4,119	(9)
Comprehensive loss	$(1,063,581)	$(268,383)	$(1,007,642)
The accompanying notes are an integral part of these consolidated financial statements.

Qualtrics International Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2019	183,031,841	$36	—	$—	3,608,688	$1	$141,816	$(919)	$(118,632)	$22,266
Stock-based compensation	—	—	—	—	—	—	185,792	—	—	185,792
Settlement of stock-based compensation	—	—	—	—	—	—	(539,707)	—	—	(539,707)
Modification from equity awards into liability awards	—	—	—	—	—	—	(70,765)	—	—	(70,765)
Conversion of restricted stock to common stock	—	—	—	—	1,209,466	—	—	—	—	—
Capital restructuring	(183,031,841)	(36)	—	—	418,352,456	41	(5)	—	—	36
Capital injection from SAP	—	—	—	—	—	—	869,500	—	—	869,500
Net loss	—	—	—	—	—	—	—	—	(1,007,633)	(1,007,633)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(9)	—	(9)
Balance, December 31, 2019	—	—	—	—	423,170,610	42	586,631	(928)	(1,126,265)	(540,520)
Capital injection from SAP	—	—	—	—	—	—	540,000	—	—	540,000
Sales of class A common stock (1)			6,000,000	1						1
Net loss	—	—	—	—	—	—	—	—	(272,502)	(272,502)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,119	—	4,119
Balance, December 31, 2020	—	—	6,000,000	1	423,170,610	42	1,126,631	3,191	(1,398,767)	(268,902)
Stock-based compensation	—	—	—	—	—	—	1,056,337	—	—	1,056,337
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	5,005,742	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,343,537	—	—	—	5,649	—	—	5,649
Issuance of common stock for employee stock purchase plan	—	—	571,681	—	—	—	16,586	—	—	16,586
Common stock withheld related to net share settlement of equity awards	—	—	—	—	—	—	(47,783)	—	—	(47,783)
Modification of cash-settled awards into equity settled awards	—	—	—	—	—	—	206,669	—	—	206,669
Capital injection from SAP	—	—	—	—	—	—	115,000	—	—	115,000
Sales of class A common stock, net of issuance costs (1)	—	—	109,349,339	11	—	—	3,353,158	—	—	3,353,169
Expiration of redemption option on proceeds from issuance of class A common stock (1)	—	—	—	—	—	—	119,999	—	—	119,999
Issuance of common stock related to business combinations	—	—	25,038,955	3	—	—	1,187,809	—	—	1,187,812
Distribution declared to SAP for tax sharing agreement	—	—	—	—	—	—	(101,975)	—	—	(101,975)
Dividend declared	—	—	—	—	—	—	(2,392,280)	—	—	(2,392,280)
Net loss	—	—	—	—	—	—	—	—	(1,059,146)	(1,059,146)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4,435)	—	(4,435)
Balance, December 31, 2021	—	$—	147,309,254	$15	423,170,610	$42	$4,645,800	$(1,244)	$(2,457,913)	$2,186,700
________________
(1)See Note 12 “Sale of Class A Common Stock” for further details
The accompanying notes are an integral part of these consolidated financial statements.

Qualtrics International Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020		2019
Cash flows from operating activities
Net loss	$(1,059,146)	$(272,502)		$(1,007,633)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	46,009	26,457		19,715
Loss on disposal of property and equipment	1,498	—		—
Change in fair value of distribution liability for tax sharing agreement	(13,500)	—		—
Reduction of right-of-use assets from operating leases	23,078	17,202		9,031
Stock-based compensation expense, including cash settled	1,057,140	224,013		876,226
Amortization of deferred contract acquisition costs	50,038	32,098		19,513
Deferred income taxes	(11,654)	13,200		(5,321)
Changes in assets and liabilities, excluding the effect of business combinations:
Accounts receivable, net of allowances	(146,966)	(103,692)		(54,320)
Prepaid expenses and other current assets	(20,975)	(10,773)		(17,533)
Deferred contract acquisitions costs	(99,869)	(111,686)		(47,734)
Other assets	(18,308)	(7,592)		1,801
Lease liabilities	(15,528)	24,741		(6,375)
Accounts payable	24,333	(282)		7,219
Accrued liabilities	55,316	22,546		44,662
Deferred revenue	215,444	114,331		102,562
Other liabilities	(4,712)	9,826		55
Settlement of stock-based payments liabilities	(79,397)	(388,609)		(312,772)
Net cash flows provided by (used in) operating activities	2,801	(410,722)		(370,904)

Cash flows from investing activities
Cash paid for business combinations, net of cash acquired	(141,792)	—		—
Purchases of property and equipment	(103,823)	(89,518)		(33,181)
Net cash flows used in investing activities	(245,615)	(89,518)		(33,181)

Cash flows from financing activities
Proceeds from capital contributions from SAP	115,000	540,000		869,500
Proceeds from issuance of class A common stock	3,359,822	120,000		—
Settlement of equity-based awards	—	—		(539,707)
Repayment of promissory note	(2,392,280)	—	—
Payment of cost related to initial public offering	(3,351)	—		—
Payments for taxes related to net share settlement of equity awards	(47,783)	—		—
Issuance of Common Stock of Employee Stock Purchase Plan	16,586	—		—
Proceeds from Exercise of stock options	5,649	—		—
Net cash flows provided by financing activities	1,053,643	660,000		329,793
Effect of changes in exchange rates on cash and cash equivalents	(209)	1,664		1,316
Net increase (decrease) in cash and cash equivalents	810,620	161,424		(72,976)
Cash and cash equivalents as at 1 January	203,891	42,467		115,443
Cash and cash equivalents as at 31 December	$1,014,511	$203,891		$42,467

Supplemented cash flow disclosures
Cash paid for income taxes, net of tax refunds	$12,213	$11,356	$4,034
Cash paid for operating leases, net of incentives received	$13,396	$18,579	$10,932
Modifications of liability based awards to equity awards	$206,669	$—	$—

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$545	$741	$1,115
Right-of-use assets obtained in exchange for lease obligations	$75,382	$26,494	$141,240
Expiration of contingency associated with Class A common stock option exercised	$119,999	$—	$—
Fair value of common stock issued and stock options assumed as consideration for a business combinations	$1,187,812	$—	$—
Fair value of distribution liability for tax sharing agreement	$101,975	$—	$—
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.
2019 Merger and Capital Restructuring Pursuant to Reorganization
On January 23, 2019, with the completion of the SAP Acquisition of the Company by a subsidiary of SAP (“Merger”), Merger was merged with and into Qualtrics International Inc. As a result of these and other transactions (collectively referred to herein as the “Reorganization”), the separate corporate existence of Merger ceased, and the Company continues as the surviving corporation. In connection with the Reorganization, all previous shares of redeemable convertible preferred stock and common stock of the Company are no longer outstanding. The 423,170,610 shares of common stock of Merger became newly issued and outstanding shares of the surviving corporation. Share and per share information referenced throughout the consolidated financial statements and notes to the consolidated financial statements for the period ended December 31, 2019 have been adjusted to reflect the decreased number of shares outstanding. As a result, the presentation of net loss per share for the period prior to such transaction is not meaningful and only net loss per share for periods subsequent to the Reorganization are presented herein.
2020 Stock Split and Capital Reorganization
On December 21, 2020, the Company amended its restated certificate of incorporation to create new classes of preferred stock, Class A and Class B common stock. The Company’s previously outstanding shares of common stock issued on January 23, 2019, were converted into shares of Class B common stock. SAP holds all of the shares of the new Class B common stock. The ownership rights of Class A and Class B common stockholders are the same except with respect to voting, the election of directors, conversion, and certain actions that require the consent of holders of Class B and other protective provisions. See Note 12 for further details related to the terms and conditions of the new equity of the Company. The amended and restated certificate of incorporation effectuated a 4,231,706.1-for-one stock split of the new Class B common stock. The capitalization of the Company, including all share and per share data has been retroactively adjusted back to January, 23, 2019, the date of the SAP acquisition, to reflect the recapitalization. As discussed in the 2019 Merger and Capital Restructuring Pursuant to Reorganization note above, the historical capital structure prior to January 23, 2019 is not comparable to the capital structure after the acquisition by SAP and therefore the historical capital structure is not retroactively adjusted as the presentation would not be meaningful. To retroactively adjust the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit), the stock split is reflected as an adjustment of the capital restructuring pursuant to reorganization that occurred in 2019 of the new Class B shares issued and outstanding of 423,170,610, net of the historical Class B shares that were acquired by SAP.

Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the standalone selling prices for the Company’s services, deferred contract acquisition costs, the period of benefit generated from deferred contract acquisition costs, valuation of the Company’s equity and cash settled stock-based compensation, valuation of certain intangible assets that were acquired as part of business combinations, valuation of the distribution liability related to the tax sharing agreement with SAP, valuation of deferred income tax assets, uncertain tax positions, contingencies, the determination of whether a contract contains a lease, determining the incremental borrowing rate for the calculation of the present value of lease liabilities and litigation accruals. Actual results could differ from those estimates.
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
Foreign Currency Transactions
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. The cumulative effect of translation adjustments arising from the use of differing exchange rates from period to period is included in accumulated other comprehensive income (loss) within the consolidated balance sheets. Changes in the cumulative foreign translation adjustment are reported in the consolidated statements of convertible redeemable preferred stock and stockholders’ equity (deficit) and the consolidated statements of comprehensive loss. Transactions denominated in currencies other than the functional currency are remeasured at the end of the period and when the related receivable or payable is settled, which may result in transaction gains or losses. Foreign currency transaction gains and losses are included in other expense, net in the consolidated statements of operations. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period, and equity balances are translated using historical exchange rates.
Revenue Recognition
The Company recognizes revenue from its service/product lines when control is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the services. Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue. Revenue recognition is evaluated through the following five-step process:
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
Identification of a Contract
For accounting purposes, the Company treats multiple contracts entered into with the same customer as a single contract if they are entered into at or near the same time and are economically interrelated. The Company does not combine contracts with closing days more than three months apart because we do not consider them being entered into near the same time. Judgment is required in evaluating whether various contracts are interrelated, which includes considerations as to whether they were negotiated as a package with a single commercial objective, whether the amount of consideration on one contract is dependent on the performance of the other contract, or if some or all goods in the contracts are a single performance obligation.
New arrangements with existing customers can be either a new contract or the modification of prior contracts with the customer. We consider whether there is a connection between the new arrangement and the pre-existing contracts, whether the goods and services under the new arrangement are highly interrelated with the goods and services sold under prior contracts, and how the goods and services under the new arrangement are priced. In determining whether a change in transaction price represents a contract modification or a change in variable consideration, we examine whether the change in price results from changing the contract or from applying unchanged existing contract provisions.
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

Determination of Transaction Price
We apply judgment in determining the amount to which we expect to be entitled in exchange for transferring promised goods or services to a customer. Prices are generally fixed at contract inception; therefore, the Company’s contracts do not contain a significant amount of variable consideration, however, we consider whether and to what extent subsequent concessions or payments may be granted to customers and whether the customer is expected to pay the contractual fees. In this judgment, we consider our history both with the respective customer and more broadly.
Allocation of transaction price
The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines standalone selling prices considering market conditions and based on overall pricing objectives such as observable standalone selling prices, and other factors.
Where standalone selling prices for an offering are observable and reasonably consistent across customers (that is, not highly variable), our standalone selling price estimates are derived from our respective pricing history. We have established thresholds of pricing variability to determine whether the historical pricing of our goods and services is highly variable across customers.
Where sales prices for an offering are not directly observable or highly variable across customers, judgment is required to estimate standalone selling prices. For renewable offerings with highly variable pricing across customers, our estimate considers the individual contract’s expected renewal price as far as this price is substantive based on our renewal history. Typically, our subscription offerings follow this approach. For our professional and other services, these estimations typically follow a cost-plus-margin approach.
We review the standalone selling prices periodically or whenever facts and circumstances change, to ensure the most objective input parameters available are used.
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
Contract Balances
The Company bills in advance for annual contracts, and at times enters into non-cancelable multi-year deals. Non-cancelable multi-year deals typically include price escalations each year. The Company recognizes revenue on a straight-line basis over the non-cancelable term and accounts for the difference between straight-line revenue and annual invoice amounts as a contract asset. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of December 31, 2021 were $18.1 million and $14.0 million, respectively. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of December 31, 2020 were $9.6 million and $6.9 million, respectively. The increase in contract assets is due to a higher number of multi-year deals in 2021 compared to 2020.

The Company records contract liabilities to deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer prior to the related performance obligation being fulfilled. In certain circumstances we receive consideration from customers in advance of a specific service being identified. Total consideration received in advance of a specific service being identified totaled $33.0 million and $33.8 million as of December 31, 2021 and 2020, respectively and is included in deferred revenue. The following table shows the amount of revenue included in prior period deferred revenue and revenue generated from same period billings for each of the Company’s revenue generating solutions:

	Year Ended December 31,
in thousands	2021	2020	2019
Subscription revenue:
Revenue included in prior period deferred revenue	$463,609	$337,299	$233,811
Revenue generated from same period billings	407,096	238,098	196,227
Total subscription revenue	$870,705	$575,397	$430,038
Professional services and other revenue:
Revenue included in prior period deferred revenue	$57,866	$39,253	$43,539
Revenue generated from same period billings	147,093	148,872	117,578
Total professional services and other revenue	$204,959	$188,125	$161,117
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The future estimated revenue related to unsatisfied performance obligations as of December 31, 2021 was $1,732.8 million, of which approximately $1,011.8 million is expected to be recognized as revenue over the next twelve months. The future estimated revenue related to unsatisfied performance obligations as of December 31, 2020 and December 31, 2019 was $1,144.4 million and $642.7 million, respectively. This estimate is based on our best judgment and is impacted by, among others, future contract modifications, currency fluctuations, and the timing of contract renewals.
Disaggregation of Revenue
The following table summarizes revenue by region based on the shipping address of customers:

	Year Ended December 31,
in thousands	2021	2020	2019
United States	$758,997	$552,221	$438,052
International	316,667	211,301	153,103
Total revenue	$1,075,664	$763,522	$591,155
No single country outside the United States accounted for 10% or more of revenue during the years ended December 31, 2021, 2020, and 2019.
Stock-Based Compensation, including cash settled
Equity Awards
The Company records stock-based compensation based on the grant date fair value of the awards and recognizes the fair value of those awards as expense using the straight-line method over the requisite service period of the award. For restricted stock units that contain performance conditions, the Company recognizes expense using the accelerated attribution method if it is probable the performance conditions will be met.
The Company estimates the grant date fair value of RSUs based on the closing stock price of the Company’s publicly traded Class A common stock on the grant date. The Company estimates the grant date fair value of purchase rights issued under our Employee Stock Purchase Plan, or ESPP, based on the Black-Scholes option-pricing model using the estimated number of awards as of the beginning of the offering periods. The Company estimated the fair value of the converted Clarabridge options based on the intrinsic value of the awards on the acquisition date.
Cash Awards
The Company measures and recognizes compensation expense for stock-based payment cash awards based on the fair value of the awards each quarter until settlement. The fair value of the awards are estimated based on the fair value of the underlying stock price of SAP SE. The fair value of stock-based compensation cash awards that vest solely on a service-based condition is recognized on a straight-line basis over the period during which services are provided in exchange for the award. Awards which contain both service-based and performance conditions are recognized using the accelerated attribution method once the performance condition is probable of occurring. All awards that were not exchanged into Qualtrics RSUs are paid out in cash upon vesting.
The Company accounts for forfeitures as they occur; therefore, stock-based compensation expense has been calculated based on actual forfeitures in the Company’s consolidated statements of operations.
Net loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Since the Company was in a net loss position for all periods presented, the inclusion of potentially dilutive shares would have been anti-dilutive. Accordingly, basic net loss per share and diluted net loss per share are the same. For purposes of calculating net loss per share, the Company uses the two-class method. Because both classes of common stock share the same rights in dividends, basic and diluted net loss per share was the same for both common stock classes.
Due to the impact of the SAP Acquisition of Qualtrics, the Company’s capital structure for the years ended after the SAP Acquisition are not comparable to years prior to the SAP Acquisition. As a result, the presentation of net loss per share for the year ended prior to the transaction is not meaningful and only net loss per share for periods subsequent to the SAP Acquisition of Qualtrics are presented herein.
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
Advertising and Promotional Expense
Advertising and promotional expenses are expensed as incurred. Advertising and promotional expenses for the years ended December 31, 2021, 2020, and 2019 were $5.7 million, $4.6 million, and $3.2 million, respectively.
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
The Company establishes allowances for bad debt and cancellations based on historical collection data and customer specific circumstances. The allowance for bad debt, as needed, is established with a charge to bad debt expense in the consolidated statements of comprehensive loss. The Company’s allowance for bad debt was $1.5 million and not material as of December 31, 2021 and 2020, respectively. Bad debt expense was $1.4 million in the year ended December 31, 2021 and not material in the years ended 2020, and 2019. The Company’s allowance for cancellations was $17.5 million and $30.2 million as of December 31, 2021 and 2020, respectively. During 2021, $(2.4) million of net additions (reductions) was charged to revenue and $(10.3) million of net additions (reductions) was charged to deferred revenue. During 2020, $3.0 million of net additions (reductions) was charged to revenue and $15.2 million of net additions (reductions) was charged to deferred revenue. The allowance for cancellations is established with a reduction to revenue and deferred revenue. In the event of lack of payment due to a bankruptcy or other credit-related issues of a customer, the Company writes off the related accounts receivable with a reduction to the allowance for bad debt. In the event of lack of payment from a customer for issues unrelated to credit risk, the Company cancels the customer’s subscription access or service and writes off the corresponding accounts receivable with reductions to the allowance for cancellations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. No customer accounted for more than 10% of accounts receivable at December 31, 2021 and 2020. No single customer accounted for 10% or more of total revenue during the years ended December 31, 2021, 2020, and 2019.
Deferred Contract Acquisition Costs, net
Deferred contract acquisition costs, net is stated at gross deferred contract acquisition costs less accumulated amortization. Sales commissions and related payroll taxes for initial software-as-a-service (SaaS) subscription contracts earned by the Company’s sales force are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $99.9 million and $111.7 million during the years ended December 31, 2021 and 2020, respectively.
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
Amortization of deferred contract acquisition costs were $50.0 million, $32.1 million, and $19.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization of deferred contract acquisition costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.
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
If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of property and equipment during the years ended December 31, 2021, and 2020, and 2019.
The following table sets forth property and equipment by geographic area:

	As of December 31,
in thousands	2021	2020
United States	$168,145	$102,560
International	24,182	13,560
Total property and equipment, net	$192,327	$116,120
No single country outside the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of December 31, 2021 and 2020.
Leases
The Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. As of December 31, 2021 and 2020, the Company had no finance leases. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. Leases with a one-year term or less are not recognized on the balance sheet. Additionally, the Company has elected to combine non-lease components with lease components for the purposes of calculating the ROU asset and liabilities, to the extent they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease costs. The Company uses the incremental borrowing rate based on information available at the commencement date in determining the present value of future lease payments. The rate is an estimate of the collateralized borrowing rate the Company would incur on future lease payments over a similar term.

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
Internal-use Software
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of 24 months. The Company recognized amortization expenses of $13.5 million, $12.5 million, and $11.0 million related to capitalized internal-use software for the years ended December 31, 2021, 2020, and 2019, respectively, within cost of subscription revenue.
Business Combinations
The Company applies the acquisition method of accounting for those transactions that qualify as a business acquisition, resulting in recording assets and liabilities acquired at their respective fair values. Goodwill is determined based on the difference between the fair value of consideration paid and the fair value of the assets acquired and liabilities assumed. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain. For fair values that are preliminary due to the Company still being in the process of obtaining additional information, during the measurement periods, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statement of operations.
Goodwill and Other Intangible Assets
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests, which are performed annually on October 1st or more frequently if certain indicators are present. For purposes of assessing the impairment of goodwill, the Company annually estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of goodwill for the years ended December 31, 2021, 2020, and 2019.
Other intangible assets, consisting of developed technology, customer relationships, tradenames, purchased license agreements, developed content, certifications and purchased patents, are stated at cost less accumulated amortization. All intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives. Developed technology is amortized over 1 to 6 years to cost of revenue and had a weighted average remaining amortization period of 5.4 years as of December 31, 2021. Customer relationships are amortized over 1 to 9 years to sales and marketing expense and had a weighted average remaining amortization period of 4.8 years as of December 31, 2021. Tradenames are amortized over 1 to 5 years to general and administrative expense, with a weighted average remaining amortization period of 1.1 years as of December 31, 2021. Licenses and certifications are amortized over an average life of 5 years to cost of revenue. The licenses and certifications’ weighted average remaining amortization period is 4.9 years as of December 31, 2021. Purchased license agreements are determined to have definite lives and are amortized over 4 years to cost of revenue, with a weighted average remaining amortization period of 0.3 years as of December 31, 2021. Developed content is amortized over 4 years and included in cost of revenue, with a weighted average remaining amortization period of 0.8 years as of December 31, 2021. Purchased patents are amortized over useful lives ranging from 9 to 16 years to general and administrative expense. The patents’ weighted average remaining amortization period is 6.8 years as of December 31, 2021.
Income Taxes
Income taxes as presented in the consolidated financial statements of Qualtrics attribute current and deferred income taxes of SAP to the Company’s standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes (“ASC 740”). Accordingly, the Company’s income tax provision was prepared following the separate return method prior to deconsolidation in October 2021 for U.S. federal income tax purposes, and the separate return method continues to apply for other jurisdictions where we file returns as part of a SAP Tax Group. The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a standalone enterprise. As a result of deconsolidation for U.S. federal income tax purposes, we have updated our reported tax attributes in certain jurisdictions to reflect the tax attributes available for future use by the Qualtrics tax reporting entity that files returns separate from a SAP Tax Group.
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
Deferred income tax balances reflect the effects of temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets are recorded for net operating loss (“NOL”) and credit carryforwards for Qualtrics International Inc.
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
Recently adopted accounting pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted the accounting requirements of the updated standard on January 1, 2021. The adoption of this standard did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The update requires measurement and recognition of expected credit losses for financial assets held at amortized cost, including accounts receivable. ASU 2016-13 was amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, and again in April 2019 by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019 by ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): The Company adopted the accounting requirements of the standard on January 1, 2021 using a modified retrospective approach. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new standard requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, which creates an exception to the general recognition and measurement principles of ASC 805. The standard will result in companies recognizing contract assets and liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. The standard is effective for public companies for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years with early adoption permitted. The Company has not early adopted the standard and the impact will be dependent upon the occurrence and magnitude of any future acquisitions.
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following:

	As of December 31,
in thousands	2021	2020
Cash	$123,906	$203,891
Money market mutual funds	890,605	—
Total cash and cash equivalents	$1,014,511	$203,891
4.FAIR VALUE MEASUREMENTS
See Note 2, “Summary of Significant Accounting Policies” for additional details related to fair value measurements.
Cash and cash equivalents
The Company’s cash equivalents with regards to the money market mutual funds are classified within Level 1 of the fair value hierarchy.
Tax sharing liability
Since the SAP Acquisition, we have been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, we deconsolidated from the SAP Tax Group for federal tax purposes. We expect to remain a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, we will make tax sharing payments to SAP related to certain share based payment awards that existed prior to or were granted at the time of the IPO, the Pre-IPO Awards. Upon deconsolidation from the SAP Tax Group, the initial tax sharing liability was recorded as a distribution payable to SAP in accounts payable and other liabilities and as reduction to additional paid-in capital. Changes in the fair value of the tax sharing liability are recorded through other non-operating income (expense), net. As of December 31, 2021 the Company’s distribution liability for the tax sharing agreement with SAP based on an estimated fair value totaled $71.5 million.
The tax sharing agreement liability is estimated based on the estimated future tax benefits associated with the Pre-IPO Awards. The liability is classified within Level 3 of the fair value hierarchy and is based on the discounted estimated future cash flows of the liability. The primary assumptions used in the valuation include the amount of the estimated future tax deductions related to the Pre-IPO Awards, the Company’s estimated future taxable income or loss excluding the Pre-IPO Awards, including the ability and timing of when the Company will be able to utilize the tax deductions from the Pre-IPO Awards using a hypothetical with and without tax calculation, and the estimated discount rate, which is based on current market rates for unsecured liabilities with similar maturities and credit quality. Estimating the tax sharing liability balance requires significant estimates and assumptions which are inherently uncertain and therefore actual results could differ from those estimates. During the year ended December

31, 2021, the Company had no transfers in and out of Level 3 fair value measurements. The changes in the fair value of the tax sharing liability were as follows:

in thousands
Balance as of October 1, 2021	$(85,000)
Change in the fair value in other non-operating income (expense), net	13,500
Balance as of December 31, 2021	$(71,500)
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
in thousands	2021	2020
Internal-use software	$29,047	$25,757
Server equipment	28,176	27,551
Leasehold improvements	80,301	28,377
Computer equipment	21,470	15,589
Land	13,383	2,501
Buildings	61,346	11,124
Furniture and fixtures	2,857	2,217
Software	3,252	222
Construction in progress	10,717	47,920
Total property and equipment	$250,549	$161,258
Accumulated depreciation and amortization	(58,222)	(45,138)
Property and equipment, net	$192,327	$116,120
The Company recognized depreciation and amortization expense related to its property and equipment as follows:

	Year Ended December 31,
in thousands	2021	2020	2019
Cost of revenue	$20,946	$18,588	$14,654
Research and development	3,456	2,010	1,181
Sales and marketing	6,105	3,667	2,086
General and administrative	1,372	738	316
Total depreciation and amortization expense	$31,879	$25,003	$18,237
6.LEASES
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases. The leases have remaining terms of 1 to 14 years. Options to extend for up to 10 years have not been included because they are not reasonably certain.

The components of lease expense were as follows:

	As of December 31,
in thousands	2021	2020
Operating lease cost	$23,077	$24,420
Variable and short-term lease cost	7,280	6,171
Supplemental balance sheet information related to operating leases was as follows:

	As of December 31,
in thousands	2021	2020
Operating lease right-of-use assets	$227,320	$195,372
Operating lease liabilities, current	18,898	7,125
Operating lease liabilities, non-current	263,307	235,620
Total operating lease liabilities	$282,205	$242,745
Other information related to leases was as follows:

	As of December 31,
	2021	2020
Weighted average remaining lease term	11.9 years	11.8 years
Weighted average discount rate	2.07%	3.19%
As of December 31, 2021, the maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, was as follows (in thousands):

Fiscal Period	As of December 31,
2021
2022	22,321
2023	11,322
2024	25,032
2025	27,177
2026	27,402
Thereafter	207,804
Total minimum lease payments	$321,058
Less: imputed interest	(38,853)
Total	$282,205

7.BUSINESS COMBINATIONS
Clarabridge, Inc.
On October 1, 2021, the Company acquired all outstanding stock of Clarabridge, Inc. (“Clarabridge”), a customer experience management software company headquartered in Reston, Virginia, pursuant to an Agreement and Plan of Reorganization and Merger (“Merger Agreement”). The acquisition was completed to strengthen the Company’s omnichannel conversational analytics and experience management platform.
Pursuant to the terms of the Merger Agreement, the Company registered the Acquisition Shares for resale on a registration statement which was declared effective on October 12, 2021 and agreed to maintain effectiveness for 12 months from closing, or such earlier time as all of the Acquisition Shares have been sold or are no longer outstanding.
In addition, pursuant to the terms of the Merger Agreement, (i) the Clarabridge stock plans have been assumed, amended and restated by the Company, (ii) the options to purchase shares of Clarabridge stock outstanding under the Clarabridge stock plans have been assumed by the Company and converted into corresponding Qualtrics options to purchase, in the aggregate, 3,203,885 shares of Class A Common Stock, and (iii) the Company granted equity incentive awards to certain continuing employees of Clarabridge and its subsidiaries under the 2021 Qualtrics Employee Omnibus Equity Plan. The value of the assumed options was allocated to purchase consideration and stock compensation expense based on the pre and post service conditions.
Pursuant to the terms of the Merger Agreement, all outstanding shares of Clarabridge capital stock were cancelled in exchange for consideration in the form of shares of Class A common stock of the Company and cash, as provided by the Merger Agreement. The number of shares of Class A common stock issued to the sellers was fixed at 24,142,065 shares (“Acquisition Shares”) valued at $43.88 per share (the Company’s stock price on the acquisition date). The acquisition date fair value of the consideration transferred for Clarabridge consisted of the following:

in thousands
Cash, net of cash acquired	$81,189
Fair value of shares issued	1,059,354
Fair value of stock options assumed	127,139
Total	$1,267,682
The allocation of the purchase price is preliminary related to income tax balances as the Company is in the process of obtaining and analyzing additional supporting tax related information. Below is the allocation of the purchase price:

in thousands	Clarabridge (October 2021)
Accounts receivable	18,538
Prepaid expenses and other assets	2,888
Property and equipment	6,414
Customer relationships	101,160
Developed technology	151,530
Tradenames	1,240
Goodwill	1,065,335
Total assets acquired	1,347,105
Accounts payable	(2,724)
Accrued liabilities	(9,455)
Deferred revenue	(36,421)
Deferred tax liabilities	(26,466)
Other liabilities	(4,357)
Total assets acquired, net	$1,267,682
Customer relationships represent the fair value of the underlying relationships with Clarabridge customers. Developed technology represents the fair value of Clarabridge’s experience management technologies. The estimated fair value of the intangible assets acquired was determined by the Company. The Company engaged a third‑party expert to assist with the valuation analysis. The Company used a with and without method to estimate the fair value of the customer relationships asset and a multi-period excess earnings method to estimate the fair value of the developed technology asset. Critical estimates in valuing the intangible assets include:
•future expected cash flows, including projected revenue, from subscription and professional services contracts and from acquired developed technologies;
•estimated technology obsolescence rates;
•assumptions about the period of time acquired tradenames will continue to be used in our offerings;
•discount rates;
•tax balances and tax-related valuation allowances assumed; and
•fair value of assumed equity awards.
Estimating the fair value of the acquired intangible assets requires significant estimates and assumptions which are inherently uncertain and therefore actual results could differ from those estimates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Most of the net tangible assets were valued at their respective carrying amounts as of the acquisition date, as the Company believes that these amounts approximate their fair values, with the exception of deferred revenue, which was reduced to its fair value as of the acquisition date.
The goodwill arising from the acquisition consists largely of the synergies the Company is expected to achieve from combining the acquired assets and operations with its existing operations. Goodwill related to Clarabridge is not deductible for tax purposes. Acquisition-related costs totaled $12.4 million and were expensed as incurred and included in general and administrative expenses.
Pro forma information
The following unaudited pro forma operating results give effect to the Clarabridge acquisition, as if it had been completed as of January 1, 2020. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if the acquisition had occurred on such date. The pro forma adjustments are based on certain assumptions that the Company believes are reasonable including adjustments to revenue related to the fair value of deferred revenue, adjustments related to the amortization of acquired intangible assets, adjustments for stock-based compensation expense related the assumed and revested awards and awards issued in conjunction with the acquisition, and the tax impact of such adjustments.

	As of December 31,
in thousands	2021	2020
Revenue	$1,160,641	$835,147
Net loss	(1,112,339)	(362,274)
Other acquisitions
On July 20, 2021, the Company acquired all of the outstanding stock of Usermind, Inc. (“Usermind”) in exchange for cash, net of cash acquired. The acquisition was completed to strengthen the Company’s experience orchestration and management platform. The assets, liabilities, and operating results of Usermind are reflected in the Company’s consolidated financial statements from the date of acquisition.
On December 3, 2021, the Company acquired all of the outstanding stock of SurveyVitals, Inc. (“SurveyVitals”), in exchange for primarily cash, net of cash acquired. The acquisition was completed to strengthen the Company’s healthcare experience offerings. The assets, liabilities, and operating results of SurveyVitals are reflected in the Company’s consolidated financial statements from the date of acquisition.
The aggregate purchase price of these two acquisitions was $61.9 million, net of cash acquired. The allocation of the purchase price for Usermind is subject to adjustments based upon the finalization of tax related assumptions. The allocation of the purchase price for SurveyVitals is based on preliminary information and is subject to adjustments based upon the completion of the valuation of the intangible assets, working capital adjustments, and finalization of tax related assumptions. The allocation of the purchase price for the Usermind and SurveyVitals acquisitions is as follows:

in thousands	Usermind and SurveyVitals
Developed technology	$5,065
Customer relationships	8,705
Licenses and certifications	6,845
Tradenames	125
Goodwill	46,724
Other assets, net	1,086
Total assets acquired	68,550
Other liabilities, net	(6,607)
Total assets acquired, net	$61,943
The goodwill arising from the acquisitions consists largely of the synergies the Company is expected to achieve from combining the acquired assets and operations with its existing operations. Goodwill related to the acquisitions is not deductible for tax purposes. Acquisition-related costs for Usermind and SurveyVitals totaled $2.1 million and were expensed as incurred and included in general and administrative expenses. The contribution of Usermind and SurveyVitals to the revenue and earnings for the year ended December 31, 2021 is not material (the effects would also not have been material if the acquisitions had closed at the beginning of 2020).

8.OTHER INTANGIBLE ASSETS, NET
Other intangible assets, net consisted of the following:

	As of December 31,
in thousands	2021	2020
Patents	$751	$751
Developed technology	159,665	3,070
Customer relationships	111,965	2,100
Developed content	400	400
Tradename	1,915	550
Licenses and certifications	6,845	—
License agreements	1,500	1,500
Total intangible assets	$283,041	$8,371
Accumulated amortization	(18,541)	(4,412)
Other intangible assets, net	$264,500	$3,959
Estimated amortization expense for intangible assets for the next five years consists of the following:

As of December 31,
in thousands	2021
2022	53,489
2023	51,154
2024	51,037
2025	50,086
2026	41,506
Thereafter	17,228
Total	$264,500
9.ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	As of December 31,
in thousands	2021	2020
Accrued wages, bonuses and commissions	$93,021	$76,842
Accrued payroll taxes	7,295	2,753
Share deposit liability (1)	—	120,000
Other accrued expenses	44,037	22,037
Accrued income taxes	23,049	3,414
Total accrued liabilities	$167,402	$225,046
(1)See Note 12 “Sale of Class A Common Stock” for further details

10.COMMITMENTS AND CONTINGENCIES
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
11.PROMISSORY NOTES
In January 2021, and in connection with the initial public offering, the Company declared a $2,392 million dividend in the form of two promissory notes payable from Qualtrics International Inc. to SAP America.
Promissory Note 1 was issued with a principal amount of $1,892 million and interest rate of 0.14% compounded semi annually. The principal balance and accrued interest was due and paid in full on February 1, 2021, the date of the closing of the initial public offering.
Promissory Note 2 was issued with a principal amount of $500 million and interest rate of 1.35% compounded semi annually. The outstanding principal of $500 million and accrued interest of $5.3 million was paid in full on November 9, 2021.
12.COMMON STOCK
On January 23, 2019, with the completion of the SAP Acquisition, all previous shares of redeemable convertible preferred stock and common stock were retired and new shares of common stock were issued by the surviving corporation.
On December 21, 2020, the Company amended its restated certificate of incorporation to create new shares of preferred stock, Class A common stock, and Class B common stock. The following description summarizes certain important terms of our capital stock and of our amended and restated certificate of incorporation and amended and restated bylaws.
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
Conversion
Prior to any distribution of Class B common stock by SAP to any party that is not beneficially owned by SAP (a “Distribution”), all shares of Class B common stock will automatically be converted into shares of Class A common stock upon the transfer of such shares of Class B common stock. If a Distribution has not occurred, each share of Class B common stock will also automatically convert into a share of Class A common stock at such time as the number of shares of common stock owned by SAP (and its affiliates) falls below 20% of the outstanding shares of our common stock. All conversions will be effected on a share-for-share basis.
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
On November 9, 2021, we completed a public offering, in which we issued and sold 27,380,952 shares of our Class A common stock at a public offering price of $42.00 per share, for an aggregate offering price of $1,114.6 million net of underwriting discounts and commissions. We used a portion of the proceeds to repay approximately $505.3 million of principal and interest outstanding on Promissory note 2 payable to SAP America, Inc. and intend to use the remaining proceeds for working capital and other general corporate purposes.

13.STOCK-BASED COMPENSATION
Stock-based compensation expense, including cash settled, for the years ended December 31, 2021, 2020, and 2019 was recorded as follows:

	Year Ended December 31,
in thousands	2021	2020	2019
Cost of subscription revenue	$12,148	$4,632	$24,136
Cost of professional services and other revenue	25,299	6,737	17,168
Research and development	128,779	68,355	130,809
Sales and marketing	136,532	37,877	115,581
General and administrative	754,382	106,412	588,532
Total stock-based compensation expense, including cash settled(1)	$1,057,140	$224,013	$876,226
______________
(1)As a result of the SAP Acquisition, our stock-based compensation expense reflects the recognition of both equity-classified awards and liability-classified awards. Liability-classified awards are settled in cash in accordance with SAP’s employee equity compensation programs and are recorded according to mark-to-market accounting.
Cash Awards
Qualtrics Rights
In conjunction with the SAP acquisition, previous unvested Restricted Share Awards (RSAs), Restricted Share Units (RSUs), and options held by employees of Qualtrics were exchanged into stock-based cash awards (Qualtrics Rights).
The replacement awards closely mirror the terms of the replaced awards except that:
•The replaced awards were planned to be settled by issuing equity instruments, whereas the replacement awards are settled in cash.
•RSAs, RSUs, and options granted before 2018 and unvested at the closing date of the Qualtrics acquisition were converted into the right to receive, at the originally agreed vesting dates, an amount in cash equal to the number of RSAs and RSUs held as at the vesting date multiplied by $35.00 per share. The respective amount of options equals the number of options held at the vesting date multiplied by $35.00 per share less the originally-agreed exercise price.
•RSAs and RSUs granted in 2018 and thereafter and unvested as at the closing date of the SAP acquisition were converted into awards that are indexed to SAP’s share price as follows: SAP’s consideration per share ($35.00) was divided by the average closing price of the SAP share over the five trading days on the closing date (€91.28), translated into US$ ($103.75) resulting in an equity award exchange ratio of 0.3373.
During the year ended December 31, 2021, 2020, and 2019, 1.8 million, 7.8 million, and 7.8 million Qualtrics Rights vested and were settled for $74.3 million, $337.0 million, and $311.0 million in cash, respectively. The unrecognized expense related to Qualtrics Rights was $0.2 million and $69.0 million as of December 31, 2021 and 2020, respectively, and will be recognized over a remaining vesting period of up to one year and three years, respectively.
As of December 31, 2021 and 2020, less than 0.1 million and 5.5 million outstanding Qualtrics Rights, respectively, were valued based on the SAP share price of €124.90 and €107.22, respectively, multiplied by the Equity Award Exchange Ratio translated into US dollars and less than $0.1 million and $2.0 million outstanding Qualtrics Rights, respectively, were valued at $35.00. The weighted-average remaining contractual term of the Qualtrics Rights was 0.4 years and 1.5 years at December 31, 2021 and 2020, respectively. The weighted average

SAP share price for the Qualtrics Rights settled in during the year ended December 31, 2021, 2020, and 2019 was €105.10, €113.34, and €106.15, respectively.
Move SAP Plan (SAP RSU Plan)
To retain and motivate executives and certain employees, SAP granted virtual shares representing a contingent right to receive a cash payment determined by the SAP share price and the number of share units that ultimately vest.
Granted share units will vest in annual tranches over a three-year service period.
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
During the year ended December 31, 2021 and 2020 less than 0.1 million and 0.3 million Move SAP RSUs vested and were settled for $5.1 million and $44.0 million in cash, respectively. There were no SAP RSUs that vested and therefore no cash settlements for the year ended 2019. The unrecognized expense related to Move SAP RSUs was $4.2 million and $143.0 million as of December 31, 2021 and 2020, respectively. The unrecognized compensation expense will be recognized over a remaining vesting period of up to two years.
Changes in Outstanding Awards Under the Company’s Cash-Settled Plans

in thousands	Qualtrics Rights	SAP RSU Plan
Outstanding as of December 31, 2019	16,007	1,051
Granted	—	873
Transferred in/out	—	4
Settled/exercised	(7,790)	(324)
Forfeited	(699)	(177)
Outstanding as of December 31, 2020	7,518	1,427
Exchanged into Qualtrics Equity Awards	(5,451)	(1,309)
Settled/exercised	(1,780)	(39)
Forfeited	(243)	(31)
Outstanding as of December 31, 2021	44	48

in thousands	Qualtrics Rights	SAP RSU Plan
Total carrying amount of liabilities as of December 31, 2021	1,856	2,715
Total carrying amount of liabilities as of December 31, 2020	241,485	44,428
Equity Awards
Qualtrics RSUs
In December 2020, the board of directors approved the 2021 Qualtrics International Inc. Employee Omnibus Equity Plan, pursuant to which the Company reserved 89.8 million shares of Class A common stock to be used for grants of equity awards to officers, employees, directors, and other key persons, including consultants. The plan provides that on January 1, 2022, and each January 1 thereafter, through and including January 1, 2031, the number of shares reserved and available for issuance under the plan is cumulatively increased by a number of shares of Class A common stock equal to up to 5% of the number of shares of Class A common stock and Class B common stock of issued and outstanding on the immediately preceding December 31, as approved by board, and further provides for increases to the number of shares of Class A common stock that may be granted thereunder based on shares underlying any awards that expire, are forfeited, or are otherwise terminated. As of December 31, 2021 there were 3.0 million shares remaining to be issued under this plan.
In January 2021, the Company completed a voluntary exchange offer pursuant to which 5.4 million cash-settled Qualtrics Rights and 1.3 million cash-settled SAP RSU awards were exchanged and modified into 12.8 million equity-settled Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards. In September 2021, the Company completed an additional voluntary exchange offer for certain employees in Australia that were not eligible for the January 2021 exchange, pursuant to which less than 0.1 million cash-settled Qualtrics Rights and SAP RSU awards were exchanged and modified into equity-settled Qualtrics RSU awards.
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
In January 2021, the board of directors approved a one-time optional salary adjustment program that provided eligible employees with the opportunity to reduce their annual cash base salary, effective as of February 1, 2021 and on an ongoing basis, in exchange for a one-time RSU grant valued at a multiple of the cash forgone as a result of an employee’s participation in the program. RSUs granted pursuant to this program totaled 2.5 million and vest quarterly over four years, with a vesting commencement date of February 1, 2021.
In August 2021, the board of directors approved the 2021 Qualtrics International Inc. Inducement Equity Plan, pursuant to which the Company reserved 3.4 million shares of Class A common stock to be used for grants of equity-based awards to individuals who were not previously employees or directors of the Company. As of December 31, 2021, there were 3.0 million shares remaining to be issued under this plan.
In November 2021, the board of directors authorized the issuance of new RSU awards representing approximately 2,227,679 million shares of our Class A common stock. These awards were granted to eligible employees of Clarabridge. The RSU awards are subject to time-based vesting, with 25% vesting on November 1, 2022 and ratably thereafter for twelve quarters, such that this portion of the RSUs will be fully vested on the fourth anniversary of their vesting commencement date.
The following table sets forth the outstanding Qualtrics RSUs and related activity for the years ended December 31, 2021 and 2020:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Exchanged from Qualtrics Rights and SAP RSU Awards	12,872	30.04
Granted	77,652	44.28
Vested	(6,124)	31.14
Forfeited/Canceled	(2,236)	41.28
Outstanding as of December 31, 2021	82,164	$43.11
The total fair value of RSUs that vested during the year ended December 31, 2021 was $222.7 million. As of December 31, 2021, there was $2,508.4 million of unrecognized stock-based compensation expense related to outstanding Qualtrics RSUs, which is expected to be recognized over a weighted-average period of 2.9 years.

Qualtrics Options
On October 1, 2021, in connection with the acquisition of Clarabridge, Inc., the Company assumed the outstanding Clarabridge stock option plans and converted all outstanding stock options into Qualtrics options. The majority of the assumed options were either fully vested or partially vested as of the acquisition date and had a strike price well below the value of the awards at the conversion date. Certain awards to Clarabridge employee had their vesting periods extended for up to three years after the acquisition date. The conversion date fair value of the stock options was determined to be approximate to the intrinsic value of the awards. The value of the assumed options was allocated to purchase consideration and stock compensation expense based on the pre and post service conditions. See Note 7 “Business Combinations” for additional information. The following table sets forth the outstanding common stock options and related activity for the year ended December 31, 2021:

	Number of Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	—	$—
Assumed awards from Clarabridge Acquisition	3,204	4.52
Exercised	(1,344)	4.22
Forfeited/Expired	(5)	7.08
Outstanding as of December 31, 2021	1,855	$4.84	6.3	$56,684
Vested and exercisable at December 31, 2021	956	$4.43	6.1	$29,602
The aggregate intrinsic value of options exercised was $51.2 million for the year ended December 31, 2021. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of December 31, 2021 is based on the market closing price of the Company's Class A common stock on that date.
As of December 31, 2021, there was $20.9 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.5 years.
Own SAP Plan (Own)
Starting in July 2019 under Own, employees had the opportunity to purchase, on a monthly basis, SAP shares without any required holding period. The investment per each eligible employee is limited to a percentage of the respective employee’s monthly base salary. The Company matched the employee investment by 40% and added a subsidy equivalent of €20 per month for non-executives. In connection with the completion of the Company’s initial public offering employees are no longer able to participate in Own. The number of shares purchased under this plan was 17,440, 185,709, and 53,293 during the twelve months ended December 31, 2021, 2020, and 2019 respectively. The Company recognized compensation expense associated with the match of $0.7 million, $7.2 million, and $2.0 million during the twelve months ended December 31, 2021, 2020, and 2019 respectively.
Qualtrics Employee Stock Purchase Plan
In December 2020, the Company's board of directors approved the 2021 Qualtrics International Inc. Employee Stock Purchase Plan (ESPP), which became effective in January 2021. The ESPP initially reserved and authorized the issuance of up to a total of 12,000,000 shares of Class A common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2030 by the lowest of: (i) 2% of the number of shares of our Class A common stock reserved for issuance under the ESPP, (ii) 1% of the outstanding number of shares of our Class B and Class A common stock on the immediately preceding December 31, and (iii) such lesser number of shares as determined by our compensation committee. The share reserve is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of December 31, 2021, there were 11.4 million shares remaining to be issued under the ESPP.

Each employee who is a participant in the ESPP may purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 20% of his or her compensation for each pay period, with purchase periods beginning on February 1 and August 1 of each year. Accumulated contributions are used to purchase shares on the last business day of the purchase period at a price equal to 85% of the fair market value of the shares on the first business day of the offering period (or our initial public offering price for participants in the first ESPP) or the last business day of the offering period, whichever is lower, provided that no more than a number of shares of Class A common stock determined by dividing $15,000 by the fair market value of the shares on the first business day of the offering period (or a lesser number as established by the plan administrator in advance of the purchase period) may be purchased by any one employee during each purchase period. An employee may purchase no more than $25,000 worth of shares of Class A common stock, valued at the start of the offering period, under the ESPP for each calendar year in which a purchase right is outstanding. The Company recognized compensation expense associated with the ESPP of $16.4 million during the year ended December 31, 2021.
Sale of Class A Common Stock
As discussed in Note 12, regarding the sale of Class A common stock to Q II, the 6,000,000 shares had certain vesting conditions including the completion of the Company’s IPO and the continued employment of Ryan Smith through June 30, 2021. Based on the terms of purchase agreement, the sale of Class A common stock to Q II is accounted for as an early exercise of a stock option award. The IPO is considered a performance condition that upon occurring in January 2021 results in a cumulative catch-up of recognizing expense of the fair value of the option for the pro-rata portion of the vesting period that had occurred and the remaining expense has been recorded over the remaining vesting period, which ended on June 30, 2021. The Company recognized compensation expense associated with the award of $20.9 million during the year ended December 31, 2021.
14.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the calculation of basic net loss per share attributable to common stockholders during the periods presented.
Due to the impact of the SAP acquisition of Qualtrics, the Company’s capital structure for the years ended December 31, 2021 and 2020 are not comparable to the Company’s capital structure for the year ended December 31, 2019. As a result, the presentation of net loss per share for the year ended prior to the transaction is not meaningful and only net loss per share for periods subsequent to the SAP acquisition of Qualtrics are presented herein.

in thousands (except share amount)	Year Ended December 31,	Year Ended December 31,	January 23rd through December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common shareholder	$(1,059,146)	$(272,502)	$(743,010)
Denominator:
Weighted-average shares outstanding for basic loss per share	516,869,588	423,334,994	423,170,610
Basic loss per share	$(2.05)	$(0.64)	$(1.76)

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

	As of December 31, 2021	As of December 31, 2020	As of December 31, 2019
Qualtrics restricted stock units	82,163,894	—	—
Qualtrics options	1,854,965	—	—
Qualtrics employee stock purchase program	687,000	—	—
15.INCOME TAXES
For the years ended December 31, 2021, 2020, and 2019, the Company’s (loss) from continuing operations before provision for income taxes was as follows:

	Year Ended December 31,
in thousands	2021	2020	2019
Domestic	$(1,076,281)	$(297,724)	$(1,016,772)
Foreign	29,100	41,699	22,138
Loss before income taxes	$(1,047,181)	$(256,025)	$(994,634)
The federal, state and foreign income tax provisions are summarized as follows:

	Year Ended December 31,
in thousands	2021	2020	2019
Current taxes:
Federal	$19,886	$—	$(127)
State	515	166	175
Foreign	3,218	6,970	18,326
Total current taxes	$23,619	$7,136	$18,374
Deferred taxes:
Federal	$(12,582)	$—	$127
State	(1,829)	—	—
Foreign	2,757	9,341	(5,502)
Total deferred taxes	(11,654)	9,341	(5,375)
Total	$11,965	$16,477	$12,999
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
in %	2021	2020	2019
Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State tax, net of federal tax effect	(3.8)	3.4	5.5
Foreign taxes	(1.0)	(3.2)	(1.0)
Items not deductible for tax	(0.1)	(0.3)	(0.6)
Equity compensation	(13.4)	(0.3)	8.4
Tax credits	1.2	6.7	3.1
Changes in valuation allowance	(6.4)	(27.6)	(36.7)
Changes in tax reserves	1.6	(5.0)	(1.0)
Other items, net	(0.2)	(1.1)	—
Effective income tax rate	(1.1)%	(6.4)%	(1.3)%

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31,
in thousands	2021	2020
Deferred tax assets:
Investment in partnership	$203,480	$112,190
Tax credits	34,718	61,616
Charitable contribution carryovers	2	711
Stock compensation	8,088	9,031
Net operating loss carryovers	74,127	310,462
Lease liability	32,414	—
Other	8,302	11,574
Gross deferred tax assets	361,131	505,584
Valuation allowance	(262,919)	(481,822)
Net deferred tax assets	98,212	23,762
Deferred tax liabilities:
Compensation accruals	(17,785)	(18,474)
Intangible assets	(71,125)	—
Leases - ROU asset	(31,312)	—
Other	(1,547)	(11,166)
Total net deferred tax liabilities	$(23,557)	$(5,878)
The Company has historically calculated the income taxes in its consolidated financial statements on a separate return basis. However, the Company was in actuality included in the consolidated, combined or unitary U.S. federal and state income tax returns with SAP America, Inc. and its affiliates. As a result of deconsolidation from SAP during 2021, net operating losses and credits have been updated to reflect actual attributes available for use by the Company. The Company is subject to a tax sharing agreement with SAP that requires the Company to reimburse SAP, or be reimbursed by SAP, for the Company's taxable income, or loss in the case of reimbursement, that is included on consolidated tax returns with SAP, subject to adjustments for hypothetical tax attributes and certain simplifying conventions.
The Company conducts the majority of its operations through a limited liability company that is wholly owned within the consolidated group. Accordingly, the outside basis difference in the limited liability company is reflected as a deferred tax asset, shown as “investment in partnership.” During 2020, the Company effectuated an internal restructuring, which removed certain foreign entities from the limited liability company ownership structure. As a result, the deferred tax balances of those foreign entities were presented separately from the partnership deferred tax asset during 2020. This presentation continues through 2021.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance, the Company considered all available evidence, both positive and negative, including historical levels of income, legislative developments, expectations, and risks associated with estimates of future taxable income, and prudent and feasible tax planning strategies. The valuation allowance for deferred tax assets was $262.9 million and $481.8 million at December 31, 2021 and 2020, respectively. During 2021, the valuation allowance decreased by $218.9 million primarily due to deconsolidation adjustments to federal and certain state net operating losses in the United States.
As of December 31, 2021, the Company had approximately $197.8 million of consolidated federal net operating loss carryforwards and $592.2 million of state net operating loss carryforwards available to offset future taxable income, respectively. If unused, federal net operating loss carryforwards of $92.4 million will expire between 2027 and 2037. $105.3 million of federal net operating loss carryforwards can be carried forward indefinitely. If unused, state net operating loss carryforwards of $410.1 million will expire between 2023 and 2040. $182.1 million of state net operating loss carryforwards can be carried forward indefinitely. The Company has $2.8 million of foreign jurisdiction net operating loss carryforwards that will expire beginning in 2040. The Company has federal research tax credit carryforwards of $1.0 million and Utah research tax credit carryforwards of $4.0 million, which if not utilized, will expire between 2033 and 2041, and 2028 and 2035, respectively. The Company has foreign tax credit carryforwards of $15.2 million which will expire between 2024 and 2030, if not utilized.
Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $85 million at December 31, 2021. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for state, local and foreign withholding income taxes has been provided hereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexities associated with its hypothetical calculation.
ASC 740 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The following table summarizes the activity related to unrecognized tax benefits for the periods December 31, 2021 and 2020:

	As of December 31,
in thousands	2021	2020
Beginning balance	$28,130	$15,041
Additions for tax positions related to current year	9,852	13,089
Additions for tax positions related to prior year	1,032	—
Reductions for tax positions related to prior year	(26,162)	—
Cumulative translation adjustment	$(488)	$—
Ending balance	$12,364	$28,130
The Company does not anticipate material changes within 12 months of the reporting date to its unrecognized tax benefits as of December 31, 2021. At December 31, 2021, the Company had $12.4 million of total unrecognized tax benefits, of which, if recognized, $10.0 million would impact the Company’s effective tax rate. Of the $12.4 million of 2021 unrecognized tax benefits, $2.4 million is offset to deferred tax assets and the remaining $10.0 million is recorded as a long term liability. At December 31, 2020, the Company had $28.1 million of total unrecognized tax benefits, of which, if recognized, $14.3 million would impact the Company’s effective tax rate. Of the $28.1 million of 2020 unrecognized tax benefits, $13.8 million is offset to deferred tax assets and the remaining $14.3 million is recorded as a long term liability.
The Company recognizes interest and penalties related to unrecognized tax benefits as part of pre-tax book income or expense, which totaled $(1.1) million, $1.5 million, and $0.1 million for 2021, 2020, and 2019, respectively. The Company’s accrual for interest and penalties totaled $0.2 million and $2.4 million at December 31, 2021 and 2020, respectively.
The Company files federal, state, and foreign income tax returns in various jurisdictions such as Australia, Belgium, Ireland, the United Kingdom, and the United States, with varying statutes of limitations. The tax years from 2018 forward remain subject to examination for the Company and its U.S. subsidiaries. Tax filings for the Company’s foreign subsidiaries remain subject to examination by local tax authorities from 2017 and onward.
The German Anti-Tax Avoidance Directive Implementation Law entered into force on July 1, 2021. This legislation is intended to combat hybrid mismatch arrangements and deny deduction of certain expenses accruing after December 31, 2019, and impacts the deductibility of expenses incurred in our German subsidiary during tax year 2020. As a result of this legislation, the Company recorded a $6.5 million uncertain tax liability during the year ended December 31, 2021.
The U.K. Finance Act 2021 was passed on June 10, 2021. This legislation refined and clarified the country’s hybrid mismatch rules, which previously cast doubt on the deductibility of expenses incurred in our U.K. subsidiary during tax years 2017-2020. As a result of the favorable new legislation, the Company reversed an $11.0 million uncertain tax liability during the year ended December 31, 2021.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020, and the Consolidated Appropriations Act, 2021 (the “Appropriations Act”) was enacted on December 27, 2020. Neither the CARES Act nor the Appropriations Act have a material impact on the Company’s provision for income taxes for 2021 or 2020.
16.RELATED PARTY TRANSACTIONS
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
During the years ended December 2021, 2020 and 2019, the Company recognized revenue of $26.4 million, $11.8 million, and $2.4 million, respectively, from SAP and its affiliates in exchange for services and products. Total costs charged from SAP and its affiliates to the Company were $56.8 million, $38.4 million, and $34.1 million respectively, during the years ended December 31, 2021, 2020 and 2019. As of December 31,2021, the outstanding receivable and payable balance with SAP and its affiliates was $42.0 million and $13.3 million, respectively. As of December 31, 2020, the outstanding receivable and payable balance with SAP and its affiliates was $0.2 million and $13.6 million, respectively.
Since the SAP Acquisition, we have been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, we deconsolidated from the SAP Tax Group for federal tax purposes. We expect to remain a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, we will make certain tax sharing payments to SAP. As of December 31, 2021, the Company’s distribution liability for the tax sharing agreement with SAP totaled $88.5 million, consisting of $17.0 million based on our 2021 tax provision and $71.5 million based on an estimated fair value.
In January 2021, and in connection with the initial public offering, the Company declared a $2,392 million dividend in the form of two promissory notes payable from Qualtrics International Inc. to SAP America. Promissory note 1 was issued with a principal amount of $1,892 million and paid in full on February 1, 2021. Promissory note 2 was issued with a principal amount of $500 million and interest rate of 1.35% compounded semi annually. The outstanding principal of $500 million and accrued interest of $5.3 million related to our promissory note was paid in full on November 9, 2021. See Note 11 “Promissory Notes” for further details.
Certain Board members of the Company and certain Supervisory Board and Executive Board members of SAP SE currently hold, or held within the last year, positions of significant responsibility with other entities. We have relationships with certain of these entities in the ordinary course of business. During the years ended December 31, 2021 and 2020, revenue and charges from these related parties were immaterial.
In December 2020, Ryan Smith, our Founder and Executive Chair, acquired a majority interest in the Utah Jazz basketball franchise, the associated venue, and certain related sports teams and operations and business interests. In 2019, the Company entered into multi-year agreements with the Utah Jazz related to ticket purchases, advertising, sponsorships, and the Utah Jazz Five for the Fight Campaign, under which we were billed $5.1 million during the year ended December 31, 2021.

17.DEFINED CONTRIBUTION PLAN
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
From July 1, 2019 through September 30, 2021, the Company had a 401(k) plan administered by SAP, with employer contributions funded by the Company. Since October 1, the Company’s 401(k) plan has been administered by Qualtrics. Eligible employees are able to contribute up to 25% of their compensation to the 401(k) plan each pay period, and then the Company automatically makes partial matching contributions of up to 4.5% of their compensation, up to a maximum employer contribution of $13,050 in 2021 and $12,825 in 2020. The employer matching contributions partially vest after two years and fully vest after three years of employee service. The Company’s contributions to the 401(k) plans for the years ended December 31, 2021, 2020, and 2019 totaled $21.3 million, $16.7 million, $8.2 million, respectively.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2021. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—2013 Integrated Framework.
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Clarabridge, Inc. (“Clarabridge”), which we acquired in October 2021, and SurveyVitals, Inc. (“SurveyVitals”), which we acquired in December 2021, as discussed in Note 7, "Business

Combinations," of the Notes to the Consolidated Financial Statements. With the exception of goodwill and other intangible assets, which were subject to our internal control assessment, Clarabridge’s and SurveyVital’s total assets excluded from our assessment represented approximately 4% of our consolidated total assets as of December 31, 2021. Clarabridge’s and SurveyVitals’ total revenue excluded from our assessment represented approximately 2% of our consolidated total revenues for the year ended December 31, 2021.
Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed given we are neither an accelerated nor a large accelerated filer.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders (the “2022 Proxy Statement”). The 2022 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Our board of directors has adopted SAP’s code of business conduct, which applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. Our board of directors has also adopted a code of ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of SAP’s code of business conduct and our code of ethics is posted on the investor relations page on our website at www.qualtrics.com/investors, and is available free of charge in print to any shareholder who requests it. Requests for copies should be addressed to the Secretary at mailing address 333 West River Park Drive, Provo, Utah 84604. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, a provision of our code of ethics by posting such information on our website, at the location specified above, or disclosing such information in filings under the Exchange Act.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is KPMG, LLP, Salt Lake City, Utah, Auditor Firm ID 185.
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Consolidated Financial Statements.
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Consolidated Financial Statement Schedules.
Consolidated financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.
(3) Exhibits.
Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)
4.1	Specimen Class A common stock certificate of the Registrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)
4.2*	Description of Securities
10.1+
Master Transaction Agreement by and between the Registrant and SAP SE, dated February 1, 2021 (incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021)

10.2+
Administrative Services Agreement by and between the Registrant, SAP SE and SAP America, Inc., dated February 1, 2021 (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021)

10.3+
Tax Sharing Agreement by and among the Registrant, Registrant’s affiliates, SAP SE, SAP America, Inc. and their affiliates, dated February 1, 2021 (incorporated by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021)

10.4+
Employee Matters Agreement by and between the Registrant and SAP SE, dated February 1, 2021 (incorporated by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021)

10.5
Intellectual Property Matters Agreement by and between the Registrant and SAP SE, dated February 1, 2021 (incorporated by reference from Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021)

10.6+
Distribution Agreement by and between the Registrant and SAP SE, dated February 1, 2021 (incorporated by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021)

10.7+
Insurance Matters Agreement by and between the Registrant and SAP SE, dated February 1, 2021 (incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021)

10.8
Stockholders’ Agreement by and between the Registrant, SAP America, Inc. and Q II, LLC, dated February 1, 2021 (incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021)

10.9+
Real Estate Matters Agreement by and between the Registrant and SAP SE, dated February 1, 2021 (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on March 9, 2021)

10.10#	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference from Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)
10.11#
2021 Qualtrics Employee Omnibus Equity Plan and forms of award agreements thereunder (incorporated by reference from Exhibit 10.13 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1/A filed on January 12, 2021)

10.12#	2021 Qualtrics Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)
10.13#
Employment Agreement, by and between the Registrant and Ryan Smith, dated as of January 7, 2021 (incorporated by reference from Exhibit 10.15 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1/A filed on January 12, 2021)

10.14#
Employment Agreement, by and between the Registrant and John Thimsen, dated as of August 22, 2018 (incorporated by reference from Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.15#
Compensation Letter, by the Registrant to Bill McMurray, effective as of May 18, 2020 (incorporated by reference from Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.16+†
Office Lease Agreement, by and between SCD 2U LLC and Qualtrics, LLC, dated as of September 20, 2019 (incorporated by reference from Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.17+†
Second Amendment to Lease, by and between SCD 2U LLC and Qualtrics, LLC, dated as of August 24, 2020 (incorporated by reference from Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.18+
Purchase and Sale Agreement, by and between Timp Campus LLC and Qualtrics, LLC, effective as of August 31, 2021 (incorporated by reference from Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on October 1, 2021)

10.19+
Class A Common Stock Purchase Agreement, dated as of December 8, 2020, by and between the Registrant and Q II, LLC (incorporated by reference from Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.20+
Class A Common Stock Purchase Agreement, dated as of December 23, 2020, by and between the Registrant and Silver Lake Partners VI DE (AIV), L.P. (incorporated by reference from Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)

10.21#
Employment Agreement, by and between the Registrant and Zig Serafin, dated as of January 7, 2021 (incorporated by reference from Exhibit 10.23 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1/A filed on January 12, 2021)

10.22#
Qualtrics International Inc. Executive Change in Control Severance Plan, adopted January 5, 2021 (incorporated by reference from Exhibit 10.24 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1/A filed on January 12, 2021)

10.23#	2021 Qualtrics International Inc. Inducement Equity Plan (incorporated by reference from Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on August 20, 2021)
21.1*	List of subsidiaries of the Registrant
23.1*	Consent of KPMG LLP, independent registered public accounting firm
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
__________
*    Filed herewith.
**    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Provo, Utah, on the 1st day of March, 2022.

QUALTRICS INTERNATIONAL INC.
By:	/s/ Zig Serafin
Zig Serafin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rob Bachman
Rob Bachman
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Zig Serafin, Chris Beckstead, and Blake Tierney, and each of them, as his or her true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zig Serafin	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2022
Zig Serafin

/s/ Rob Bachman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
Rob Bachman

/s/ Ryan Smith	Founder, Executive Chair and Director	March 1, 2022
Ryan Smith

/s/ Ritu Bhargava	Director	March 1, 2022
Ritu Bhargava

/s/ Egon Durban	Director	March 1, 2022
Egon Durban

/s/ Sindhu Gangadharan	Director	March 1, 2022
Sindhu Gangadharan

/s/ Omar A. Johnson	Director	March 1, 2022
Omar A. Johnson

/s/ Christian Klein	Director	March 1, 2022
Christian Klein

/s/ Luka Mucic	Director	March 1, 2022
Luka Mucic

/s/ Donald J. Paoni	Director	March 1, 2022
Donald J. Paoni

/s/ Scott Russell	Director	March 1, 2022
Scott Russell

/s/ Kelly Steckelberg	Director	March 1, 2022
Kelly Steckelberg