Form 10-Q
period 2022-03-31
Qualtrics International Inc.
filed 2022-05-04
CIK 1747748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of April 25, 2022, the registrant had 582,325,127 shares of common stock outstanding, consisting of 159,154,517 shares of Class A common stock and 423,170,610 shares of Class B common stock.

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
•the impact of geopolitical events, including the ongoing conflict between Russia and Ukraine;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Qualtrics International Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)
(Unaudited)

	As of March 31,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$836,448	$1,014,511
Accounts receivable, net of allowance (1)	366,314	461,830
Deferred contract acquisition costs, net	64,876	60,455
Prepaid expenses and other current assets	76,082	68,887
Total current assets	1,343,720	1,605,683
Non-current assets:
Property and equipment, net	199,392	192,327
Right-of-use assets from operating leases	236,344	227,320
Goodwill	1,119,548	1,118,768
Other intangible assets, net	250,303	264,500
Deferred contract acquisition costs, net of current portion	151,956	145,952
Deferred tax assets	1,301	96
Other assets	28,414	27,577
Total assets	$3,330,978	$3,582,223

Liabilities and equity (deficit)
Current liabilities:
Lease liabilities	$20,870	$18,898
Accounts payable (1)	70,865	84,053
Accrued liabilities	127,417	167,402
Liability-classified, stock-based awards	2,249	4,519
Deferred revenue	746,328	748,145
Total current liabilities	967,729	1,023,017
Non-current liabilities:
Lease liabilities, net of current portion	274,131	263,307
Liability-classified, stock-based awards, net of current portion	—	52
Deferred revenue, net of current portion	9,978	6,698
Deferred tax liabilities	24,539	23,653
Other liabilities (1)	78,511	78,796
Total liabilities	$1,354,888	$1,395,523
Commitments and contingencies
Equity (deficit)
Preferred stock, par value $0.0001 per share; authorized 100,000,000 shares; no shares outstanding	—	—
Class A common stock, par value $0.0001 per share; authorized 2,000,000,000 shares; issued and outstanding 158,862,119 and 147,309,254 shares as of March 31, 2022 and December 31, 2021	16	15
Class B common stock, par value $0.0001 per share; authorized 1,000,000,000 shares; issued and outstanding 423,170,610 as of March 31, 2022 and December 31, 2021	42	42
Additional paid in capital	4,727,962	4,645,800
Accumulated other comprehensive loss	(1,692)	(1,244)
Accumulated deficit	(2,750,238)	(2,457,913)
Total equity (deficit)	1,976,090	2,186,700
Total liabilities and equity (deficit)	$3,330,978	$3,582,223
________________
(1) Includes amounts from related parties. See Note 13 for further details
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription	$280,808	$186,896
Professional services and other	54,839	51,747
Total revenue	335,647	238,643
Cost of revenue:
Subscription	44,774	20,370
Professional services and other	54,493	41,411
Total cost of revenue	99,267	61,781
Gross profit	236,380	176,862
Operating expenses:
Research and development	105,999	62,806
Sales and marketing	218,330	136,181
General and administrative	202,589	174,449
Total operating expenses	526,918	373,436
Operating loss	(290,538)	(196,574)
Other non-operating income (expense), net	674	(1,740)
Loss before income taxes	(289,864)	(198,314)
Provision for income taxes	2,461	1,540
Net loss	$(292,325)	$(199,854)

Net loss per share attributable to common stockholder, basic and diluted	$(0.51)	$(0.41)
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholder, basic and diluted	575,700,568	482,260,465
The accompanying notes are an integral part of these condensed consolidated financial statements.
Operating expenses includes:
Stock-based compensation expense(1) as follows:

	Three Months Ended March 31,
in thousands	2022	2021
Cost of subscription revenue	$4,544	$2,624
Cost of professional services and other revenue	8,066	4,430
Research and development	41,275	21,332
Sales and marketing	49,053	22,777
General and administrative	165,323	151,836
Total stock-based compensation expense, including cash settled	$268,261	$202,999
________________
(1) During the three months ended March 31, 2022, employer payroll tax on employee stock transactions reported in cost of subscription revenue, cost of professional services and other revenue, research and development, sales and marketing, and general and administrative expense was $0.3 million, $0.4 million, $3.2 million, $2.1 million, and $6.0 million, respectively. Employer payroll tax on employee stock transactions was not material during the three months ended March 31, 2021.

Amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
in thousands	2022	2021
Cost of revenue	$7,572	$266
Sales and marketing	5,527	51
General and administrative	318	47
Total amortization of acquired intangible assets	$13,417	$364

Qualtrics International Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(292,325)	$(199,854)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(448)	(1,786)
Comprehensive loss	$(292,773)	$(201,640)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2022
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	147,309,254	$15	423,170,610	$42	$4,645,800	$(1,244)	$(2,457,913)	$2,186,700
Stock-based compensation	—	—	—	—	270,089	—	—	270,089
Issuance of common stock upon settlement of restricted stock units (RSUs)	10,658,728	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of stock options	123,171	—	—	—	614	—	—	614
Issuance of common stock for employee stock purchase plan	770,966	—	—	—	20,380	—	—	20,380
Common stock withheld related to net share settlement of equity awards	—	—	—	—	(208,920)	—	—	(208,920)
Net loss	—	—	—	—	—	—	(292,325)	(292,325)
Foreign currency translation adjustment	—	—	—	—	—	(448)	—	(448)
Balance, March 31, 2022	158,862,119	$16	423,170,610	$42	$4,727,962	$(1,692)	$(2,750,238)	$1,976,090

	Three Months Ended March 31, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	6,000,000	$1	423,170,610	$42	$1,126,631	$3,191	$(1,398,767)	$(268,902)
Stock-based compensation	—	—	—	—	203,544	—	—	203,544
Issuance of common stock upon settlement of restricted stock units (RSUs)	1,313,569	—	—	—	—	—	—	—
Modification of cash-settled stock-based compensation awards into equity-settled awards	—	—	—	—	206,313	—	—	206,313
Capital contribution from SAP	—	—	—	—	115,000	—	—	115,000
Sales of Class A common stock, net of issuance costs	81,968,387	8	—	—	2,238,571	—	—	2,238,579
Dividend declared	—	—	—	—	(2,392,280)	—	—	(2,392,280)
Net loss	—	—	—	—	—	—	(199,854)	(199,854)
Foreign currency translation adjustment	—	—	—	—	—	(1,786)	—	(1,786)
Balance, March 31, 2021	89,281,956	$9	423,170,610	$42	$1,497,779	$1,405	$(1,598,621)	$(99,386)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(292,325)	$(199,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	23,355	7,572
(Gain) loss on disposal of property and equipment	(17)	129
Change in fair value of distribution liability for tax sharing agreement	(1,500)	—
Reduction of right-of-use assets from operating leases	7,501	5,704
Stock-based compensation expense, including cash settled	268,261	202,999
Amortization of deferred contract acquisition costs	15,812	11,213
Deferred income taxes	(227)	(554)
Changes in assets and liabilities:
Accounts receivable, net	95,414	37,072
Prepaid expenses and other current assets	(7,259)	(1,138)
Deferred contract acquisitions costs	(26,809)	(13,519)
Other assets	(1,033)	(7,415)
Lease liabilities	(3,723)	(743)
Accounts payable	(13,472)	(10,855)
Accrued liabilities	(40,146)	(25,731)
Deferred revenue	1,969	(4,208)
Other liabilities	(16)	1,240
Settlement of stock-based payments liabilities	(2,682)	(71,997)
Net cash flows provided by (used in) operating activities	23,103	(70,085)

Cash flows from investing activities
Purchases of property and equipment	(13,173)	(11,149)
Net cash flows used in investing activities	(13,173)	(11,149)

Cash flows from financing activities
Proceeds from capital contributions from SAP	—	115,000
Proceeds from issuance of class A common stock, net of underwriting discounts and commissions	—	2,244,322
Payment of costs related to issuance of class A common stock	—	(2,557)
Repayment of promissory note	—	(1,892,280)
Payments for taxes related to net share settlement of equity awards	(208,920)	—
Issuance of class A common stock through Employee Stock Purchase Plan	20,380	—
Proceeds from exercise of stock options	614	—
Net cash flows (used in) provided by financing activities	(187,926)	464,485
Effect of changes in exchange rates on cash and cash equivalents	(67)	(606)
Net (decrease) increase in cash and cash equivalents	(178,063)	382,645
Cash and cash equivalents, beginning of period	1,014,511	203,891
Cash and cash equivalents, end of period	$836,448	$586,536

Supplemental cash flow disclosures
Cash paid for income taxes	$673	$2,151
Cash paid for operating leases, net of incentives received	$5,662	$800
Modification of cash-settled stock-based compensation awards into equity-settled awards	$—	$206,313

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$759	$8
Right-of-use assets obtained in exchange for lease obligations	$15,761	$—
Note payable issued for dividend declared	$—	$500,000
Costs related to initial public offering incurred but not yet paid	$—	$524
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2022, and the condensed consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K.
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
The Company’s subscription contracts generally have annual contractual terms while some have multi-year contractual terms. The Company generally bills annually in advance with net 30 payment terms. The Company’s agreements generally cannot be canceled for a refund.
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
Contract Balances
The Company bills in advance for annual contracts, and at times enters into non-cancelable multi-year deals. Non-cancelable multi-year deals typically include price escalations each year. The Company recognizes revenue on a straight-line basis over the non-cancelable term and accounts for the difference between straight-line revenue and annual invoice amounts as a contract asset. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of March 31, 2022 were $18.2 million and $13.7 million, respectively. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of December 31, 2021 were $18.1 million and $14.0 million, respectively.
The Company records contract liabilities to deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer prior to the related performance obligation being fulfilled. In certain circumstances we receive consideration from customers in advance of a specific service being identified. Total consideration received in advance of a specific service being identified totaled $35.4 million and $33.0 million as of March 31, 2022 and December 31, 2021, respectively and is included in deferred revenue. The following table shows the amount of revenue included in prior period deferred revenue for each of the Company’s revenue generating solutions:

	Three Months Ended March 31,
in thousands	2022	2021
Subscription revenue:
Revenue included in prior period deferred revenue	$228,216	$164,999
Revenue generated from same period billings	52,592	21,897
Total subscription revenue	$280,808	$186,896
Professional services and other revenue:
Revenue included in prior period deferred revenue	$23,790	$28,526
Revenue generated from same period billings	31,049	23,221
Total professional services and other revenue	$54,839	$51,747
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Amounts of a customer contract’s transaction price that are allocated to the remaining performance obligations represent contracted revenue that has not yet been recognized. They include amounts recognized as contract liabilities and amounts that are contracted but not yet due. The future estimated revenue related to unsatisfied performance obligations as of March 31, 2022 was $1,766.6 million, of which approximately $1,031.9 million is expected to be recognized as revenue over the next twelve months. The future estimated revenue related to unsatisfied performance obligations as of December 31, 2021 was $1,732.8 million. This estimate is based on the Company’s best judgment, as it needs to consider estimates of possible future contract modifications. The amount of transaction price allocated to the remaining performance obligations, and changes in this amount over time, are impacted by, among others, currency fluctuations and the contract period of our cloud contracts remaining at the balance sheet date and thus by the timing of contract renewals.

Disaggregation of Revenue
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud platform:

	Three Months Ended March 31,
in thousands	2022	2021
United States	$236,642	$170,549
International	99,005	68,094
Total revenue	$335,647	$238,643
No single country outside the United States accounted for 10% or more of revenue during the three months ended March 31, 2022 and 2021.
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
The Company establishes allowances for bad debt and cancellations based on historical collection data and customer specific circumstances. The allowance for bad debt, as needed, is established with a charge to bad debt expense in the consolidated statements of comprehensive loss. The Company’s allowance for bad debt was $1.5 million and $1.5 million as of March 31, 2022 and December 31, 2021, respectively. Net additions (reductions) charged to bad debt expense were not material during the three months ended March 31, 2022 and 2021. The Company’s allowance for cancellations was $14.1 million and $17.5 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, $(0.4) million of net additions (reductions) were charged to revenue and $(3.0) million of net additions (reductions) were charged to deferred revenue. During the three months ended March 31, 2021, $(1.3) million of net additions (reductions) were charged to revenue and $(5.5) million of net additions (reductions) were charged to deferred revenue. The allowance for cancellations is established with a reduction to revenue and deferred revenue. In the event of lack of payment due to a bankruptcy or other credit-related issues of a customer, the Company writes off the related accounts receivable with a reduction to the allowance for bad debt. In the event of lack of payment from a customer for issues unrelated to credit risk, the Company cancels the customer’s subscription access or service and writes off the corresponding accounts receivable with reductions to the allowance for cancellations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. No customer accounted for more than 10% of accounts receivable at March 31, 2022 and December 31, 2021. No single customer accounted for 10% or more of total revenue during the three months ended March 31, 2022 and 2021.
Deferred Contract Acquisition Costs, net
Deferred contract acquisition costs, net is stated at gross deferred contract acquisition costs less accumulated amortization. Sales commissions and related payroll taxes for initial software-as-a-service (SaaS) subscription contracts earned by the Company’s sales force are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $26.8 million and $13.5 million during the three months ended March 31, 2022 and 2021, respectively.
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

Amortization of deferred contract acquisition costs were $15.8 million and $11.2 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of deferred contract acquisition costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.
Leases
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections available under Topic 842. Leases with a one-year term or less are not recognized on the balance sheet.
Internal-use Software
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of 24 months. The Company recognized amortization expenses of $3.9 million and $3.4 million related to capitalized internal-use software for the three months ended March 31, 2022 and 2021, respectively, within cost of subscription revenue.
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

2.CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following:

	As of March 31,	As of December 31,
in thousands	2022	2021
Cash	$246,221	$123,906
Money market mutual funds	590,227	890,605
Total cash and cash equivalents	$836,448	$1,014,511
3.FAIR VALUE MEASUREMENTS
See Note 1, “Summary of Business and Significant Accounting Policies” for additional details related to fair value measurements.
Cash and cash equivalents
The Company’s cash equivalents with regards to the money market mutual funds are classified within Level 1 of the fair value hierarchy.
Tax sharing liability
Since the SAP Acquisition, we have been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, we deconsolidated from the SAP Tax Group for U.S. federal tax purposes. We expect to remain a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, we will make tax sharing payments to SAP related to certain share based payment awards that existed prior to or were granted at the time of the IPO, the Pre-IPO Awards. Upon deconsolidation from the SAP Tax Group, the initial tax sharing liability was recorded as a distribution payable to SAP in accounts payable and other liabilities and as reduction to additional paid-in capital. Changes in the fair value of the tax sharing liability are recorded through other non-operating income (expense), net. As of March 31, 2022 and December 31, 2021 the Company’s distribution liability for the tax sharing agreement with SAP based on an estimated fair value totaled $70.0 million and $71.5 million, respectively.
The tax sharing agreement liability is estimated based on the estimated future tax benefits associated with the Pre-IPO Awards. The liability is classified within Level 3 of the fair value hierarchy and is based on the discounted estimated future cash flows of the liability. The primary assumptions used in the valuation include the amount of the estimated future tax deductions related to the Pre-IPO Awards, the Company’s estimated future taxable income or loss excluding the Pre-IPO Awards, including the ability and timing of when the Company will be able to utilize the tax deductions from the Pre-IPO Awards using a hypothetical with and without tax calculation, and the estimated discount rate, which is based on current market rates for unsecured liabilities with similar maturities and credit quality. Estimating the tax sharing liability balance requires significant estimates and assumptions which are inherently uncertain and therefore actual results could differ from those estimates. During the three months ended March 31, 2022 the Company had no transfers in and out of Level 3 fair value measurements. The changes in the fair value of the tax sharing liability were as follows:

in thousands
Balance as of December 31, 2021	$(71,500)
Change in the fair value reported in other non-operating income (expense), net	1,500
Balance as of March 31, 2022	$(70,000)

4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of March 31,	As of December 31,
in thousands	2022	2021
Internal-use software	$32,755	$29,047
Server equipment	28,265	28,176
Leasehold improvements	82,013	80,301
Computer equipment	24,258	21,470
Land	13,383	13,383
Buildings	61,346	61,346
Furniture and fixtures	3,021	2,857
Software	3,252	3,252
Construction in progress	16,170	10,717
Total property and equipment	$264,463	$250,549
Accumulated depreciation and amortization	(65,071)	(58,222)
Property and equipment, net	$199,392	$192,327
The Company recognized depreciation and amortization expense related to its property and equipment as follows:

	Three Months Ended March 31,
in thousands	2022	2021
Cost of revenue	$6,097	$5,106
Research and development	1,364	650
Sales and marketing	2,005	1,211
General and administrative	472	241
Total depreciation and amortization expense	$9,938	$7,208
5.LEASES
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases. The leases have remaining terms of 1 to 14 years. Options to extend for up to 10 years have not been included because they are not reasonably certain.
The components of lease expense were as follows:

	Three Months Ended March 31,
in thousands	2022	2021
Operating lease cost	$7,501	$5,704
Variable and short-term lease cost	2,449	3,121
Other information related to leases was as follows:

	As of March 31,	As of December 31,
	2022	2021
Weighted average remaining lease term	11.3 years	11.9 years
Weighted average discount rate	2.04%	2.07%

As of March 31, 2021, the maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, was as follows:

As of March 31,
in thousands	2022
Remainder of 2022	18,304
2023	14,846
2024	28,811
2025	30,958
2026	31,622
Thereafter	208,606
Total minimum lease payments	$333,147
Less: imputed interest	(38,146)
Total	$295,001

6.BUSINESS COMBINATIONS
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

in thousands	Usermind and SurveyVitals
Developed technology	$5,070
Customer relationships	8,440
Licenses and certifications	6,350
Tradenames	100
Goodwill	47,504
Other assets, net	1,086
Total assets acquired	68,550
Other liabilities, net	(6,607)
Total assets acquired, net	$61,943
Adjustments in purchase price allocations during the three months ended March 31, 2022 related to adjustments to the intangible asset valuation models and decreased intangible assets by $0.8 million with a corresponding increase to goodwill. The goodwill arising from the acquisitions consists largely of the synergies the Company is expected to achieve from combining the acquired assets and operations with its existing operations. Goodwill related to the acquisitions is not deductible for tax purposes.
7.GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying amount of goodwill were as follows:

in thousands
Balance as of December 31, 2021	$1,118,768
Adjustments in purchase price allocations	780
Balance as of March 31, 2022	$1,119,548
The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill and acquired assets and liabilities assumed during the periods in which the adjustments are determined.

Other intangible assets, net
Other intangible assets, net consisted of the following:

	As of March 31,	As of December 31,
in thousands	2022	2021
Patents	$751	$751
Developed technology	159,670	159,665
Customer relationships	111,700	111,965
Developed content	400	400
Tradename	1,890	1,915
Licenses and certifications	6,350	6,845
License agreements	1,500	1,500
Total intangible assets	$282,261	$283,041
Accumulated amortization	(31,958)	(18,541)
Other intangible assets, net	$250,303	$264,500
Estimated amortization expense for intangible assets for the next five years consists of the following:

As of March 31,
in thousands	2022
Remainder of 2022	39,888
2023	51,002
2024	50,885
2025	49,934
2026	41,366
Thereafter	17,228
Total	$250,303
8.ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	As of March 31,	As of December 31,
in thousands	2022	2021
Accrued wages, bonuses and commissions	$61,233	$93,021
Accrued payroll taxes	5,843	7,295
Other accrued expenses	36,173	44,037
Accrued income taxes	24,168	23,049
Total accrued liabilities	$127,417	$167,402
9.COMMITMENTS AND CONTINGENCIES
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
10.STOCK-BASED COMPENSATION
Cash Awards
During the three months ended March 31, 2022, less than 0.1 million Qualtrics Rights and Move SAP RSUs vested and were settled for $2.7 million in cash. During the three months ended March 31, 2021, 1.7 million Qualtrics Rights and Move SAP RSUs vested and were settled for $72.0 million in cash. The unrecognized expense related to Qualtrics Rights and Move SAP RSUs was $2.4 million and $4.4 million as of March 31, 2022 and December 31, 2021, and will be recognized over a remaining vesting period of up to two years.
Equity Awards
Qualtrics RSUs
The following table sets forth the outstanding Qualtrics RSUs and related activity for the three months ended March 31, 2022:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	82,164	$43.11
Granted	16,070	28.74
Vested	(17,617)	37.60
Forfeited/Canceled	(938)	39.23
Outstanding as of March 31, 2022	79,679	$40.14
The total fair value of RSUs that vested during the three months ended March 31, 2022 and 2021 was $529.8 million and $50.2 million, respectively. As of March 31, 2022, there was $2,674 million of unrecognized stock-based compensation expense related to outstanding Qualtrics RSUs which is expected to be recognized over a weighted-average period of 2.9 years.
Qualtrics Options
On October 1, 2021, in connection with the acquisition of Clarabridge, Inc., the Company assumed the outstanding Clarabridge stock option plans and converted all outstanding stock options into Qualtrics options. The following table sets forth the outstanding common stock options and related activity for the three months ended March 31, 2022:

	Number of Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,855	$4.84	6.3	$56,684
Exercised	(123)	4.32
Forfeited/Expired	(18)	6.21
Outstanding as of March 31, 2022	1,714	$4.86	6.0	$40,602
Vested and exercisable at March 31, 2022	877	$4.48	5.9	$21,094
The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of March 31, 2022 is based on the market closing price of the Company's Class A common stock on that date.The aggregate intrinsic value of options exercised was $3.0 million for the three months ended March 31, 2022.
As of March 31, 2022, there was $18.4 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 2 years.
Qualtrics Employee Stock Purchase Plan (ESPP)
In December 2020, the Company's board of directors approved the ESPP, which became effective in January 2021. Each employee who is a participant in the ESPP may purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 20% of his or her compensation for each pay period. Accumulated contributions will be used to purchase shares on the last business day of the purchase period at a price equal to 85% of the fair market value of the shares on the first business day of the offering period (our initial public offering price) or the last business day of the offering period, whichever is lower, provided that no more than a number of shares of Class A common stock determined by dividing $15,000 by the fair market value of the shares on the first business day of the offering period (or a lesser number as established by the plan administrator in advance of the purchase period) may be purchased by any one employee during each purchase period. The Company recognized compensation expense associated with the ESPP of $5.1 million and $2.9 million during the three months ended March 31, 2022 and 2021, respectively.
11.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the calculation of basic net loss per share attributable to common stockholders during the periods presented.

in thousands (except share amount)	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common shareholders	$(292,325)	$(199,854)
Denominator:
Weighted-average shares outstanding for basic loss per share	575,700,568	482,260,465
Basic loss per share	$(0.51)	$(0.41)
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

	As of March 31, 2022	As of December 31, 2021
Qualtrics restricted stock units	79,679,462	82,163,894
Qualtrics options	1,714,153	1,854,965
Qualtrics employee stock purchase program	361,319	687,000
12.INCOME TAXES
The Company has an effective tax rate of (0.8)% and (0.8)% for the three months ended March 31, 2022 and 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions.
In prior years, the Company had calculated the income taxes in its consolidated financial statements on a separate return basis. However, the Company was in actuality included in the consolidated, combined or unitary U.S. federal and state income tax returns with SAP America, Inc. and its affiliates. As a result of deconsolidation from SAP in the fourth quarter of 2021, net operating losses and credits were updated to reflect actual attributes available for use by the Company. The Company is now required to file separate U.S. federal tax returns for each of its U.S. taxable entities. The Company is subject to a tax sharing agreement with SAP that requires the Company to reimburse SAP, or be reimbursed by SAP, for the Company's taxable income, or loss in the case of reimbursement, that is included on consolidated tax returns with SAP, such as certain combined or unitary state returns, subject to adjustments for hypothetical tax attributes and certain simplifying conventions.
The Company has evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and has determined that it is more likely than not that the net deferred tax assets for some of the Company’s U.S. entities will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets in these entities, the Company maintains a full valuation allowance against its net US deferred tax assets.
13.RELATED PARTY TRANSACTIONS
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
During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $10.0 million and $5.2 million, respectively, from SAP and its affiliates in exchange for services and products. Total costs charged from SAP and its affiliates to the Company were $12.0 million and $11.9 million during the three months ended March 31, 2022 and 2021, respectively. Total costs charged from the Company to SAP and its affiliates were $4.8 million and $4.1 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the outstanding receivable and payable with SAP and its affiliates was $48.0 million and $11.3 million, respectively. As of December 31, 2021, the outstanding receivable and payable with SAP and its affiliates was $42.0 million and $13.3 million, respectively.
Because of the SAP Acquisition, we had been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, we deconsolidated from the SAP Tax Group for U.S. federal tax purposes. We expect to remain a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, we will make certain tax sharing payments to SAP. As of March 31, 2022, the Company’s distribution liability for the tax sharing agreement with SAP totaled $87.0 million, consisting of $17.0 million based on our separate tax liability included on SAP Tax Group returns and $70.0 million based on an estimated fair value of the liability related to Pre-IPO Awards. As of December 31, 2021, the Company’s distribution liability for the tax sharing agreement with SAP totaled $88.5 million, consisting of $17.0 million based on our separate tax liability included on SAP Tax Group returns and $71.5 million based on an estimated fair value of the liability related to Pre-IPO Awards.
In January 2021, and in connection with the initial public offering, the Company declared a $2,392 million dividend in the form of two promissory notes payable from Qualtrics International Inc. to SAP AMERICA, INC. Promissory Note 1 was issued with a principal amount of $1,892 million and paid in full on February 1, 2021. Promissory Note 2 was issued with a principal amount of $500 million and interest rate of 1.35% compounded semi annually. The outstanding principal of $500 million and accrued interest related to Promissory Note 2 was paid in full on November 9, 2021.
Certain Board members of the Company and certain Supervisory Board and Executive Board members of SAP SE currently hold, or held within the last year, positions of significant responsibility with other entities. We have relationships with certain of these entities in the ordinary course of business. During the three months ended March 31, 2022, and 2021, revenue and charges from these related parties were immaterial.
In December 2020, Ryan Smith, our Founder and Executive Chair, acquired a majority interest in the Utah Jazz basketball franchise, the associated venue, and certain related sports teams and operations and business interests. In 2019, the Company entered into multi-year agreements with the Utah Jazz related to ticket purchases, advertising, sponsorships, and the Utah Jazz Five for the Fight Campaign, under which we were billed $1.2 million and $1.1 million during the three months ended March 31, 2022 and March 31, 2021, respectively.I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our revenue was $335.6 million and $238.6 million for the three months ended March 31, 2022 and 2021, respectively, representing year-over-year growth of 41%. For the three months ended March 31, 2022 and 2021, our net loss was $292.3 million and $199.9 million, respectively. The results of our operations for the three months ended March 31, 2022 and 2021 were impacted by equity and cash settled stock-based compensation expense.
We generate revenue by selling subscriptions to our XM Platform and integrated solutions, as well as professional services. Over 99% of our contracts have a subscription period of one year or longer, and we primarily bill annually in advance. Subscription revenue comprised 84% of our total revenue for the three months ended March 31, 2022. We have a diversified customer base consisting of organizations of various sizes across virtually all industries. Our largest customer accounted for less than 3% of revenue during the three months ended March 31, 2022, and our largest industries by annual recurring revenue, or ARR, as of March 31, 2022 were financial services, professional and business services, education, technology, government, and healthcare. ARR is calculated by annualizing subscription revenue in the last month of a period.
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
Our revenue outside of the United States represented 29% and 29% of our total revenue in the three months ended March 31, 2022 and 2021, respectively. We initially started our expansion outside of the United States in English-speaking countries, such as Ireland, the United Kingdom, Canada, and Australia, as we were able to leverage our core technologies and go-to-market motion. Since opening our first international office in Dublin, Ireland in 2013, we now have over 25 sales offices in countries around the globe.
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
We continue to increase the number of customers who have entered into larger subscriptions with us. We had 2,060 customers with ARR of $100,000 or more as of March 31, 2022, up from 1,940 as of December 31, 2021. The number of customers with ARR of $100,000 or more indicates the strategic importance of our platform for enterprise customers and our ability to both initially land significant accounts and grow them over time.
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
We calculate our net retention rate on a trailing four-quarter basis. As of March 31, 2022, our net retention rate was 128%. Our net retention rate was 120% as of March 31, 2021.
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
SAP Acquisition
The results of our operations include all revenue and costs directly attributable and/or allocable to the Company, including costs for facilities, functions, and services used by Qualtrics. Our results also include expenses of SAP directly charged to Qualtrics for certain functions provided by SAP, including, but not limited to, sales organization costs, insurance, employee benefits, human resources and usage of data centers. We expect this revenue and these cross charges to continue in the near future. These amounts may fluctuate from period to period based on the nature and extent of the indirect benefits received and provided. See Note 13 “Related Party Transactions” for further details in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Subscription revenue is recognized ratably over the related contractual term, generally beginning on the date that our XM Platform is made available to our customer. Our subscription agreements generally have annual contractual terms, with a growing number having multi-year contractual terms. Our agreements generally cannot be canceled for a refund. We primarily bill in advance for our annual contracts and annually in advance for our multi-year contracts. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Subscription revenue as a percentage of total revenue may fluctuate period to period.
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
Income taxes as presented in our consolidated financial statements attribute current and deferred income taxes of SAP to our standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes, or ASC 740. Accordingly, our income tax provision was prepared following the separate return method prior to deconsolidation in October 2021 for U.S. federal income tax purposes, and the separate return method continues to apply for other jurisdictions where we file returns as part of a SAP Tax Group. The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a standalone enterprise. As a result of deconsolidation for U.S. federal income tax purposes, our reported tax attributes in certain jurisdictions were updated in 2021 to reflect the actual tax attributes available for future use by the Qualtrics tax reporting entities that file returns separate from a SAP Tax Group.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenue:
Subscription	$280,808	$186,896
Professional services and other	54,839	51,747
Total revenue	335,647	238,643
Cost of revenue(1)(2):
Subscription	44,774	20,370
Professional services and other	54,493	41,411
Total cost of revenue	99,267	61,781
Gross profit	236,380	176,862
Operating expenses(1)(2):
Research and development	105,999	62,806
Sales and marketing	218,330	136,181
General and administrative	202,589	174,449
Total operating expenses	526,918	373,436
Operating loss	(290,538)	(196,574)
Other non-operating income (expense), net	674	(1,740)
Loss before income taxes	(289,864)	(198,314)
Provision for income taxes	2,461	1,540
Net loss	$(292,325)	$(199,854)
________________
(1)Includes equity and cash settled stock-based compensation expense(a), as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cost of subscription revenue	$4,544	$2,624
Cost of professional services and other revenue	8,066	4,430
Research and development	41,275	21,332
Sales and marketing	49,053	22,777
General and administrative	165,323	151,836
Total stock-based compensation, including cash settled	$268,261	$202,999
________________
(a) During the three months ended March 31, 2022, employer payroll tax on employee stock transactions reported in cost of subscription revenue, cost of professional services and other revenue, research and development, sales and marketing, and general and administrative expense was $0.3 million, $0.4 million, $3.2 million, $2.1 million, and $6.0 million, respectively. Employer payroll tax on employee stock transactions was not material during the three months ended March 31, 2021.

(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cost of revenue	$7,572	$266
Sales and marketing	5,527	51
General and administrative	318	47
Total amortization of acquired intangible assets	$13,417	$364
The following table sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	Three Months Ended March 31,
	2022	2021
	(as a % of revenue)
Revenue:
Subscription	84	78
Professional services and other	16	22
Total revenue	100%	100%
Cost of revenue:
Subscription	13	9
Professional services and other	16	17
Total cost of revenue	29	26
Gross profit	71	74
Operating expenses:
Research and development	32	26
Sales and marketing	65	57
General and administrative	60	73
Total operating expenses	157	156
Operating loss	(86)	(82)
Other non-operating income, net	—	(1)
Loss before income taxes	(86)	(83)
Provision for income taxes	1	1
Net loss	(87)%	(84)%
Comparison of the three months ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands)
Subscription revenue	$280,808	$186,896	$93,912	50%
Professional services and other revenue	54,839	51,747	3,092	6%
Total revenue	$335,647	$238,643	$97,004	41%
Subscription revenue increased by $93.9 million, or 50%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was due primarily to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the three months ended

March 31, 2022, as compared to the three months ended March 31, 2021, approximately $71.2 million was attributable to existing customers and approximately $22.7 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $3.1 million, or 6%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily due to an increase in revenue from large customers, who generally require more services.
Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$44,774	$20,370	$24,404	120%
Cost of professional services and other revenue	54,493	41,411	13,082	32%
Total cost of revenue	99,267	61,781	37,486	61%

Subscription gross profit	236,034	166,526	69,508	42%
Professional services and other gross profit	346	10,336	(9,990)	(97)%
Total gross profit	$236,380	$176,862	$59,518	34%

Subscription gross margin	84%	89%
Professional services and other gross margin	1%	20%
Total gross margin	70%	74%
Cost of subscription revenue increased $24.4 million, or 120%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, consistent with the increase in subscription revenue growth over the same period. This increase was driven by an $8.5 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $7.3 million increase in amortization expense, a $5.9 million increase in server costs, a $1.9 million increase in stock-based compensation expense, and a $0.5 million increase in amortization of internal use software. Cost of professional services and other revenue increased $13.1 million, or 32%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was driven by a $5.1 million increase in professional services vendor costs, a $4.0 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, and a $3.6 million increase in stock-based compensation expense.
Our gross margins decreased from 74% during the three months ended March 31, 2021 to 70% during the three months ended March 31, 2022, due primarily to a decrease in subscription gross margins driven by an increase in amortization expense and other expenses discussed above and a decrease in professional services and other gross margins based on the changes discussed above.
Operating Expenses
Research and development

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands)
Research and development	$105,999	$62,806	$43,193	69%
Research and development expenses increased $43.2 million, or 69%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was driven by a $19.9 million increase in stock-based compensation expense, a $17.9 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring as we continue to add to and enhance our products, a $3.2 million increase in employer payroll tax on employee stock transactions, and a $2.2 million increase in vendor costs.
Sales and marketing

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands)
Sales and marketing	$218,330	$136,181	$82,149	60%
Sales and marketing expenses increased $82.1 million, or 60%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in sales and marketing was primarily driven by a $41.2 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $26.3 million increase in stock-based compensation expense, a $5.5 million increase in amortization expense, a $4.4 million increase in travel-related expenses, a $2.6 million increase in vendor marketing spend, and a $2.1 million increase in employer payroll tax on employee stock transactions.
General and administrative

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands)
General and administrative	$202,589	$174,449	$28,140	16%
General and administrative expenses increased $28.1 million, or 16%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in general and administrative expenses was primarily driven by a $13.5 million increase in stock-based compensation expense, a $7.5 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $6.0 million increase in employer payroll tax on employee stock transactions, and a $0.8 million increase in acquisition related costs.
Other non-operating income (expense), net
Other non-operating income (expense), net increased $2.4 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily driven by a $1.5 million non-operating gain related to the change in the fair value of our distribution liability related to our tax sharing agreement with SAP and changes in foreign currency transactions gains and losses.
Provision for income taxes
Provision for income taxes increased $0.9 million for the three months ended March 31, 2022, as compared to three months ended March 31, 2021, due to higher foreign net income and a share-based compensation shortfall recorded as a discrete item in the three months ended March 31, 2022.
Our effective tax rate was (0.8)% for both the three months ended March 31, 2022 as well as the three months ended March 31, 2021.
The difference between the U.S. statutory rate of 21% and our effective tax rate for the quarter is primarily driven by rate adjustments due to foreign taxes and the impact of valuation allowances recorded against current year losses in the United States.
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $836.4 million. Our cash and cash equivalents consist primarily of cash and money market funds. As of March 31, 2022, we had $29.3 million of our cash and cash equivalents held by our foreign subsidiaries.

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
We believe our existing cash and cash equivalents, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new office spaces, the satisfaction of tax withholding obligations related to the vesting of share-based awards, the settlement of liabilities related to the tax sharing agreement with SAP, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our XM Platform, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash flows used in operating activities	23,103	$(70,085)
Net cash used in investing activities	(13,173)	(11,149)
Net cash flows provided by financing activities	(187,926)	464,485
Effect of exchange rate changes on cash and cash equivalents	(67)	(606)
Net increase in cash and cash equivalents	$(178,063)	$382,645
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
For the three months ended March 31, 2022, net cash provided by operating activities was $23.1 million, which resulted from net loss of $292.3 million, adjusted for $268.3 million in stock-based compensation expense, including cash settled stock-based compensation of $2.7 million, additional non-cash charges of $44.9 million and net cash outflow of $4.9 million from changes in operating assets and liabilities. Additional non-cash charges primarily consisted of $23.4 million of depreciation and amortization expense, $15.8 million of amortization of deferred contract acquisition costs and $7.5 million related to the reduction of right-of-use assets from operating leases. The outflow from operating assets and liabilities was primarily due a $53.6 million decrease in accrued liabilities and accounts payable, a $26.8 million increase in deferred contract acquisition costs as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, a $8.3 million increase in prepaid and other assets, and a $2.0 million increase in deferred revenue from advance invoicing in accordance with our customer contracts, partially offset by a $95.4 million decrease in accounts receivable due to billings growth and timing of collections.
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
Net cash used in investing activities during the three months ended March 31, 2022 and 2021 of $13.2 million, $11.1 million, respectively, resulted primarily from capital expenditures for our XM Platform and office build-outs.
Financing activities
Net cash used in financing activities of $187.9 million during the three months ended March 31, 2022 was due to $208.9 million in payments of payroll withholding taxes to net settle equity awards, offset by $21.0 million in proceeds from the exercise of stock options and issuance of Class A stock under our employee stock purchase plan.
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
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The aggregate transaction price of remaining performance obligations is expected to be recognized as revenue as follows:

	As of March 31,	As of December 31,
	2022	2021
	(In thousands)
Next 12 Months	1,031,869	$1,011,768
Thereafter	734,683	721,069
Total	$1,766,552	$1,732,837
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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space, non-cancelable contracts for cloud infrastructure services and other services, and obligations under our tax sharing agreement with SAP. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

As of March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and judgements described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.
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
Interest rate risk
We had cash and cash equivalents of $836.4 million as of March 31, 2022. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
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
We recorded $1.0 million in net foreign currency transaction losses in the three months ended March 31, 2022, and $0.7 million in net foreign currency transaction losses in the three months ended March 31, 2021. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended March 31, 2022 and 2021.
Inflation risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report. There have been no material changes from the risk factors previously disclosed in our Annual Report, except for the following risk factors. The risk factors below should be read in conjunction with the risk factors and other information disclosed in our Annual Report.
Risks Related to Our Business and Industry
If we fail to effectively manage our growth, our business and results of operations could be harmed.
We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. In addition, we operate globally, sell subscriptions to more than 16,750 customers in more than 120 countries, and have employees in the United States, Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Italy, Japan, Malaysia, the Netherlands, Poland, Serbia, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom as well as SAP employees we work with in numerous other countries. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Given our international presence, it is difficult to anticipate how the varying national responses to the COVID-19 pandemic will continue to affect our customers, employees, and business operations. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and may cause our customers or their customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the COVID-19 pandemic may be significant and could materially harm our business, operating results and financial condition. Additionally, political developments impacting government spending and international trade, including pandemics such as the COVID-19 pandemic and geopolitical events such as the ongoing conflict between Russia and Ukraine and the related sanctions, may negatively impact our dealings with our international partners. In addition to expanding our global presence, we continue to increase the breadth and scope of our XM Platform and our operations and continue to develop our partner network. Even with the support of SAP, in order to successfully manage our future growth we will need to continue to improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner and deepen our industry experience in key verticals. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal controls as well as our reporting systems and procedures. We intend to continue to invest to expand our business, including investing in technology, sales and marketing operations, developing new solutions and features for our existing solutions, hiring additional personnel, and upgrading our infrastructure. These investments will require significant capital expenditures and the allocation of management resources, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.

We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could impact our results of operations.
A key focus of our company is to continue to expand our operations outside of the United States. In order to do so, we use a hub-and-spoke sales model, comprised of a centralized inside-sales team surrounded by regional direct sales efforts. We have invested significant effort to building and optimizing our international growth. For the three months ended March 31, 2022, 29% of our revenue is from outside the United States, and we have continued to add employees and offices in new countries. We expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our XM Platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our XM Platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. If we are not successful in converting our investments in international expansion to additional revenue, our business and results of operations may be harmed. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. In addition, in certain ways it was easier for us to expand internationally as a previously wholly-owned subsidiary of SAP, given SAP’s significant global presence, than it is as a majority-owned subsidiary of SAP. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
•political and economic instability in countries where we may operate, including the potential effects of the current COVID-19 pandemic and the ongoing conflict between Russia and Ukraine;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate;
•higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs; and

•other events or factors, including those resulting from war such as the ongoing conflict between Russia and Ukraine, incidents of terrorism, natural disasters, disease, global pandemics such as COVID-19, or responses to these events.
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
Our business activities are subject to various restrictions under United States export controls and other similar laws and regulations, including the United States Department of Commerce’s Export Administration Regulations, or the EAR, and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls, or OFAC. The United States export control laws and United States economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to United States embargoed or sanctioned countries, governments, persons and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our customers access to our XM Platform or could limit our customers’ ability to access or use our XM Platform in those countries. Import and export control regulations in the U.S. and other countries are subject to change and uncertainty, including as a result of geopolitical developments and relations between the United States and Russia and the ongoing conflict between Russia and Ukraine.
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
General Risk Factors
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
•actual or perceived security breaches;
•increases or decreases in inflation rate;
•changes in laws and regulations that impact our business;
•macroeconomic conditions and the economic impact of the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine; and
•general economic and market conditions.

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
•The ongoing conflict between Russia and Ukraine, including impacts of government sanctions and other trade controls;
•Terrorist attacks or other acts of violence, civil unrest, global pandemics such as COVID-19, or natural disasters, impacting our business; and
•Regional conflicts, which may affect data centers as critical infrastructure assets.
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
________________
*    Filed herewith.
**    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of May, 2022.

QUALTRICS INTERNATIONAL INC.

By:	/s/ Zig Serafin
Zig Serafin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rob Bachman
Rob Bachman
Chief Financial Officer (Principal Financial and Accounting Officer)