Form 10-Q
period 2022-06-30
Qualtrics International Inc.
filed 2022-08-03
CIK 1747748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of July 25, 2022, the registrant had 585,569,899 shares of common stock outstanding, consisting of 162,399,289 shares of Class A common stock and 423,170,610 shares of Class B common stock.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Qualtrics International Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)
(Unaudited)

	As of June 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$786,568	$1,014,511
Accounts receivable, net of allowance (1)	329,953	461,830
Deferred contract acquisition costs, net	71,520	60,455
Prepaid expenses and other current assets	73,204	68,887
Total current assets	1,261,245	1,605,683
Non-current assets:
Property and equipment, net	201,097	192,327
Right-of-use assets from operating leases	226,533	227,320
Goodwill	1,119,548	1,118,768
Other intangible assets, net	236,947	264,500
Deferred contract acquisition costs, net of current portion	150,167	145,952
Deferred tax assets	1,667	96
Other assets	29,864	27,577
Total assets	$3,227,068	$3,582,223

Liabilities and equity (deficit)
Current liabilities:
Lease liabilities	$19,697	$18,898
Accounts payable (1)	72,701	84,053
Accrued liabilities	117,923	167,402
Liability-classified, stock-based awards	1,594	4,519
Deferred revenue	728,873	748,145
Total current liabilities	940,788	1,023,017
Non-current liabilities:
Lease liabilities, net of current portion	266,811	263,307
Deferred revenue, net of current portion	10,036	6,698
Deferred tax liabilities	16,204	23,653
Other liabilities(1)	72,694	78,848
Total liabilities	$1,306,533	$1,395,523
Commitments and contingencies
Equity (deficit)
Preferred stock, par value $0.0001 per share; authorized 100,000,000 shares; no shares outstanding	—	—
Class A common stock, par value $0.0001 per share; authorized 2,000,000,000 shares; issued and outstanding 162,175,986 and 147,309,254 shares as of June 30, 2022 and December 31, 2021	16	15
Class B common stock, par value $0.0001 per share; authorized 1,000,000,000 shares; issued and outstanding 423,170,610 as of June 30, 2022 and December 31, 2021	42	42
Additional paid in capital	4,957,174	4,645,800
Accumulated other comprehensive loss	(7,214)	(1,244)
Accumulated deficit	(3,029,483)	(2,457,913)
Total equity (deficit)	1,920,535	2,186,700
Total liabilities and equity (deficit)	$3,227,068	$3,582,223
________________
(1) Includes amounts from related parties. See Note 13 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	$300,578	$204,538	$581,386	$391,434
Professional services and other	55,787	44,807	110,626	96,554
Total revenue	356,365	249,345	692,012	487,988
Cost of revenue:
Subscription	47,593	21,693	92,367	42,063
Professional services and other	56,855	43,070	111,348	84,481
Total cost of revenue	104,448	64,763	203,715	126,544
Gross profit	251,917	184,582	488,297	361,444
Operating expenses:
Research and development	116,156	79,871	222,155	142,677
Sales and marketing	219,644	151,695	437,974	287,876
General and administrative	188,085	226,685	390,674	401,134
Total operating expenses	523,885	458,251	1,050,803	831,687
Operating loss	(271,968)	(273,669)	(562,506)	(470,243)
Other non-operating income (expense), net	507	(1,191)	1,181	(2,931)
Loss before income taxes	(271,461)	(274,860)	(561,325)	(473,174)
Provision (benefit) for income taxes	7,784	(11,373)	10,245	(9,833)
Net loss	$(279,245)	$(263,487)	$(571,570)	$(463,341)

Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.51)	$(0.99)	$(0.93)
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholders, basic and diluted	582,320,377	513,507,669	579,028,759	497,970,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(279,245)	$(263,487)	$(571,570)	$(463,341)
Other comprehensive loss:
Foreign currency translation loss	(5,522)	(21)	(5,970)	(1,807)
Comprehensive loss	$(284,767)	$(263,508)	$(577,540)	$(465,148)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2022
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	158,862,119	$16	423,170,610	$42	$4,727,962	$(1,692)	$(2,750,238)	$1,976,090
Stock-based compensation	—	—	—	—	264,681	—	—	264,681
Issuance of common stock upon settlement of restricted stock units (RSUs)	3,297,501	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	16,366	—	—	—	70	—	—	70
Common stock withheld related to net share settlement of equity awards	—	—	—	—	(35,539)	—	—	(35,539)
Net loss	—	—	—	—	—	—	(279,245)	(279,245)
Foreign currency translation adjustment	—	—	—	—	—	(5,522)	—	(5,522)
Balance, June 30, 2022	162,175,986	$16	423,170,610	$42	$4,957,174	$(7,214)	$(3,029,483)	$1,920,535

	Three Months Ended June 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	89,281,956	$9	423,170,610	$42	$1,497,779	$1,405	$(1,598,621)	$(99,386)
Stock-based compensation	—	—	—	—	282,992	—	—	282,992
Issuance of common stock upon settlement of restricted stock units (RSUs)	1,753,808	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	—	—	—	—	(4,832)	—	—	(4,832)
Class A common stock option exercised	—	—	—	—	119,999	—	—	119,999
Net loss	—	—	—	—	—	—	(263,487)	(263,487)
Foreign currency translation adjustment	—	—	—	—	—	(21)	—	(21)
Balance, June 30, 2021	91,035,764	$9	423,170,610	$42	$1,895,938	$1,384	$(1,862,108)	$35,265

	Six Months Ended June 30, 2022
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	147,309,254	$15	423,170,610	$42	$4,645,800	$(1,244)	$(2,457,913)	$2,186,700
Stock-based compensation	—	—	—	—	534,770	—	—	534,770
Issuance of common stock upon settlement of restricted stock units (RSUs)	13,956,229	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of stock options	139,537	—	—	—	684	—	—	684
Issuance of common stock for employee stock purchase plan	770,966	—	—	—	20,380	—	—	20,380
Common stock withheld related to net share settlement of equity awards	—	—	—	—	(244,459)	—	—	(244,459)
Net loss	—	—	—	—	—	—	(571,570)	(571,570)
Foreign currency translation adjustment	—	—	—	—	—	(5,970)	—	(5,970)
Balance, June 30, 2022	162,175,986	$16	423,170,610	$42	$4,957,174	$(7,214)	$(3,029,483)	$1,920,535

	Six Months Ended June 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	6,000,000	$1	423,170,610	$42	$1,126,631	$3,191	$(1,398,767)	$(268,902)
Stock-based compensation	—	—	—	—	486,536	—	—	486,536
Issuance of common stock upon settlement of restricted stock units (RSUs)	3,067,377	—	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	—	—	—	—	(4,832)	—	—	(4,832)
Modification of cash-settled stock-based compensation awards into equity-settled awards	—	—	—	—	206,313	—	—	206,313
Capital contribution from SAP	—	—	—	—	115,000	—	—	115,000
Sales of Class A common stock, net of issuance costs	81,968,387	8	—	—	2,238,571	—	—	2,238,579
Class A common stock option exercised	—	—	—	—	119,999	—	—	119,999
Dividend declared	—	—	—	—	(2,392,280)	—	—	(2,392,280)
Net loss	—	—	—	—	—	—	(463,341)	(463,341)
Foreign currency translation adjustment	—	—	—	—	—	(1,807)	—	(1,807)
Balance, June 30, 2021	91,035,764	9	423,170,610	42	1,895,938	1,384	(1,862,108)	35,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(571,570)	$(463,341)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	47,713	15,602
Loss on disposal of property and equipment	12	115
Change in fair value of distribution liability for tax sharing agreement	(6,500)	—
Reduction of right-of-use assets from operating leases	14,913	11,124
Stock-based compensation expense, including cash settled	531,316	487,772
Amortization of deferred contract acquisition costs	33,137	23,173
Deferred income taxes	(8,463)	172
Changes in assets and liabilities:
Accounts receivable, net	131,347	53,396
Prepaid expenses and other current assets	(5,144)	(4,900)
Deferred contract acquisitions costs	(52,834)	(33,892)
Other assets	(2,860)	(10,651)
Lease liabilities	(9,395)	(6,016)
Accounts payable	(12,092)	7,121
Accrued liabilities	(47,190)	(15,972)
Deferred revenue	(15,286)	8,213
Other liabilities	39	(9,225)
Settlement of stock-based payments liabilities	(3,975)	(73,964)
Net cash flows provided by (used in) operating activities	23,168	(11,273)

Cash flows from investing activities
Purchases of property and equipment	(26,361)	(16,247)
Net cash flows used in investing activities	(26,361)	(16,247)

Cash flows from financing activities
Proceeds from capital contributions from SAP	—	115,000
Proceeds from issuance of class A common stock, net of underwriting discounts and commissions	—	2,244,322
Payment of costs related to issuance of class A common stock	—	(3,081)
Repayment of promissory note	—	(1,892,280)
Payments for taxes related to net share settlement of equity awards	(244,459)	(4,832)
Issuance of class A common stock through Employee Stock Purchase Plan	20,380	—
Proceeds from exercise of stock options	684	—
Net cash flows (used in) provided by financing activities	(223,395)	459,129
Effect of changes in exchange rates on cash and cash equivalents	(1,355)	(351)
Net (decrease) increase in cash and cash equivalents	(227,943)	431,258
Cash and cash equivalents, beginning of period	1,014,511	203,891
Cash and cash equivalents, end of period	$786,568	$635,149

Supplemental cash flow disclosures
Cash paid for income taxes	$32,205	$5,319
Cash paid for operating leases, net of incentives received	$11,207	$5,734
Modification of cash-settled stock-based compensation awards into equity-settled awards	$—	$206,313

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$1,309	$1,983
Right-of-use assets obtained in exchange for lease obligations	$17,508	$—
Note payable issued for dividend declared	$—	$500,000
Expiration of contingency associated with Class A common stock option exercised	$—	$120,000

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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated balance sheet as of June 30, 2022, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' equity (deficit) for the three and six months ended June 30, 2022 and 2021, and condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to state fairly the Company's financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and six month periods are also unaudited. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other future year or interim period.
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
Foreign Currency Transactions
The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded in other comprehensive loss. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss. Gains and losses, whether realized or unrealized, from foreign currency transactions (those transactions denominated in currencies other than the entities’ functional currency) are included in other non-operating income (expense), net.

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
Professional Services and Other Revenue
Professional services and other revenue mainly includes two types of services: research services and professional services. Research services is a solution provided to existing subscription customers with arrangements which are distinct from subscription revenue services. In addition, the Company provides professional services associated with new and expanding customers requesting implementation, integration services, and other ancillary services. These services are distinct from subscription revenue services.
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
Contract Balances
The Company bills in advance for annual contracts, and at times enters into non-cancelable multi-year deals. Non-cancelable multi-year deals typically include price escalations each year. The Company recognizes revenue on a straight-line basis over the non-cancelable term and accounts for the difference between straight-line revenue and annual invoice amounts as a contract asset. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of June 30, 2022 were $20.2 million and $15.5 million, respectively. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of December 31, 2021 were $18.1 million and $14.0 million, respectively.
The Company records contract liabilities to deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer prior to the related performance obligation being fulfilled. In certain circumstances, we receive consideration from customers in advance of a specific service being identified. Total consideration received in advance of a specific service being identified totaled $34.6 million and $33.0 million as of June 30, 2022 and December 31, 2021, respectively, and is included in deferred revenue. The following table shows the amount of revenue included in prior period deferred revenue for each of the Company’s revenue generating solutions:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2022	2021	2022	2021
Subscription revenue:
Revenue included in prior period deferred revenue	$162,426	$128,570	$390,642	$293,569
Revenue generated from same period billings	138,152	75,968	190,744	97,865
Total subscription revenue	$300,578	$204,538	$581,386	$391,434
Professional services and other revenue:
Revenue included in prior period deferred revenue	$22,239	$11,288	$46,029	$39,814
Revenue generated from same period billings	33,548	33,519	64,597	56,740
Total professional services and other revenue	$55,787	$44,807	$110,626	$96,554
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Amounts of a customer contract’s transaction price that are allocated to the remaining performance obligations represent contracted revenue that has not yet been recognized. They include amounts recognized as contract liabilities and amounts that are contracted but not yet due. The future estimated revenue related to unsatisfied performance obligations as of June 30, 2022 was $1,798.0 million, of which approximately $1,038.3 million is expected to be recognized as revenue over the next twelve months. The future estimated revenue related to unsatisfied performance obligations as of December 31, 2021 was $1,732.8 million. This estimate is based on the Company’s best judgment, as it needs to consider estimates of possible future contract modifications. The amount of transaction price allocated to the remaining performance obligations, and changes in this amount over time, are impacted by, among others, currency fluctuations and the contract period of our cloud contracts remaining at the balance sheet date and thus, by the timing of contract renewals.

Disaggregation of Revenue
The following table summarizes the revenue by region based on the address of customers who have contracted to use the Company’s cloud platform:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2022	2021	2022	2021
United States	$246,992	$174,969	$483,634	$345,518
International	109,373	74,376	208,378	142,470
Total revenue	$356,365	$249,345	$692,012	$487,988
No single country outside the United States accounted for 10% or more of revenue during the three and six months ended June 30, 2022 and 2021.
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
The Company establishes allowances for bad debt and cancellations based on historical collection data and customer specific circumstances. The allowance for bad debt, as needed, is established with a charge to bad debt expense in the consolidated statements of comprehensive loss. The Company’s allowance for bad debt was $4.3 million and $1.5 million as of June 30, 2022 and December 31, 2021, respectively. Net additions (reductions) charged to bad debt expense were $3.1 million and not material during the three months ended June 30, 2022 and 2021, respectively. Net additions (reductions) charged to bad debt expense were $3.1 million and not material during the six months ended June, 2022 and 2021, respectively. The Company’s allowance for cancellations was $18.4 million and $17.5 million as of June 30, 2022 and December 31, 2021, respectively. During the three months ended June 30, 2022 and 2021, $0.6 million and $(1.0) million of net additions (reductions) were charged to revenue, respectively, and $3.7 million and $(6.0) million of net additions (reductions) were charged to deferred revenue, respectively. During the six months ended June 30, 2022 and 2021, $0.1 million and $(2.3) million of net additions (reductions) were charged to revenue, respectively, and $0.8 million and $(11.5) million of net additions (reductions) were charged to deferred revenue, respectively. The allowance for cancellations is established with a reduction to revenue and deferred revenue. In the event of lack of payment due to a bankruptcy or other credit-related issues of a customer, the Company writes off the related accounts receivable with a reduction to the allowance for bad debt. In the event of lack of payment from a customer for issues unrelated to credit risk, the Company cancels the customer’s subscription access or service and writes off the corresponding accounts receivable with reductions to the allowance for cancellations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. No customer accounted for more than 10% of accounts receivable at June 30, 2022 and December 31, 2021. No single customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2022 and 2021.
Deferred Contract Acquisition Costs, net
Deferred contract acquisition costs, net is stated at gross deferred contract acquisition costs less accumulated amortization. Sales commissions and related payroll taxes for initial software-as-a-service (SaaS) subscription contracts earned by the Company’s sales force are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $26.0 million and $20.3 million during the three months ended June 30, 2022 and 2021, respectively, and $52.8 million and $33.9 million during the six months ended June 30, 2022 and 2021, respectively.
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
Amortization of deferred contract acquisition costs were $17.3 million and $12.0 million for the three months ended June 30, 2022 and 2021, respectively, and $33.1 million and $23.2 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of deferred contract acquisition costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.
Leases
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections available under Topic 842. Leases with a one-year term or less are not recognized on the balance sheet.
Internal-use Software
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of 24 months. The Company recognized amortization expenses of $4.5 million and $3.3 million related to capitalized internal-use software for the three months ended June 30, 2022 and 2021, respectively, and $8.4 million and $6.7 million for the six months ended June 30, 2022 and 2021, respectively, within cost of subscription revenue.
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
Certain operations of Qualtrics have historically been included in a consolidated return with other SAP entities. Current obligations for taxes in certain jurisdictions where the Company files a consolidated tax return with SAP, are deemed settled with SAP for purposes of these consolidated financial statements. Current obligations for tax in jurisdictions where the Company does not file a consolidated return with SAP, including certain foreign and domestic jurisdictions, are recorded as accrued liabilities.
Deferred income tax balances reflect the effects of temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets are recorded for net operating loss (“NOL”) and credit carryforwards for Qualtrics.
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

2.CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following:

	As of June 30,	As of December 31,
in thousands	2022	2021
Cash	$145,631	$123,906
Money market mutual funds	640,937	890,605
Total cash and cash equivalents	$786,568	$1,014,511
3.FAIR VALUE MEASUREMENTS
See Note 1, “Summary of Business and Significant Accounting Policies” for additional details related to fair value measurements.
Cash and cash equivalents
The Company’s cash equivalents with regards to the money market mutual funds are classified within Level 1 of the fair value hierarchy.
Tax sharing liability
Since the SAP Acquisition, we have been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, we deconsolidated from the SAP Tax Group for U.S. federal tax purposes. We expect to remain a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, we will make tax sharing payments to SAP related to certain share based payment awards that existed prior to or were granted at the time of the IPO, the Pre-IPO Awards. Upon deconsolidation from the SAP Tax Group, the initial tax sharing liability was recorded as a distribution payable to SAP in accounts payable and other liabilities and as reduction to additional paid-in capital. Changes in the fair value of the tax sharing liability are recorded through other non-operating income (expense), net. As of June 30, 2022 and December 31, 2021, the Company’s distribution liability for the tax sharing agreement with SAP based on an estimated fair value totaled $65.0 million and $71.5 million, respectively.
The tax sharing agreement liability is estimated based on the estimated future tax benefits associated with the Pre-IPO Awards. The liability is classified within Level 3 of the fair value hierarchy and is based on the discounted estimated future cash flows of the liability. The primary assumptions used in the valuation include the amount of the estimated future tax deductions related to the Pre-IPO Awards, the Company’s estimated future taxable income or loss excluding the Pre-IPO Awards, including the ability and timing of when the Company will be able to utilize the tax deductions from the Pre-IPO Awards using a hypothetical with and without tax calculation, and the estimated discount rate, which is based on current market rates for unsecured liabilities with similar maturities and credit quality. Estimating the tax sharing liability balance requires significant estimates and assumptions which are inherently uncertain and therefore actual results could differ from those estimates. During the three and six months ended June 30, 2022, the Company had no transfers in and out of Level 3 fair value measurements. The changes in the fair value of the tax sharing liability were as follows:

in thousands
Balance as of December 31, 2021	$(71,500)
Change in the fair value reported in other non-operating income (expense), net	6,500
Balance as of June 30, 2022	$(65,000)

4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of June 30,	As of December 31,
in thousands	2022	2021
Internal-use software	$37,004	$29,047
Server equipment	28,022	28,176
Leasehold improvements	88,290	80,301
Computer equipment	26,693	21,470
Land	13,383	13,383
Buildings	61,345	61,346
Furniture and fixtures	3,249	2,857
Software	3,034	3,252
Construction in progress	12,392	10,717
Total property and equipment	$273,412	$250,549
Accumulated depreciation and amortization	(72,315)	(58,222)
Property and equipment, net	$201,097	$192,327
The Company recognized depreciation and amortization expense related to its property and equipment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2022	2021	2022	2021
Cost of revenue	$6,530	$5,105	$12,627	$10,211
Research and development	1,735	793	3,099	1,443
Sales and marketing	2,166	1,455	4,171	2,666
General and administrative	571	313	1,043	554
Total depreciation and amortization expense	$11,002	$7,666	$20,940	$14,874
5.LEASES
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases. The leases have remaining terms of 1 to 14 years. Options to extend for up to 10 years have not been included because they are not reasonably certain to be exercised.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2022	2021	2022	2021
Operating lease cost	$7,412	$5,421	$14,913	$11,125
Variable and short-term lease cost	1,971	2,660	4,420	5,781
Other information related to leases was as follows:

	As of June 30,	As of December 31,
	2022	2021
Weighted average remaining lease term	11.1 years	11.9 years
Weighted average discount rate	2.06%	2.07%

As of June 30, 2022, the maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

As of June 30,
in thousands	2022
Remainder of 2022	10,906
2023	14,872
2024	28,780
2025	30,939
2026	31,587
Thereafter	206,160
Total minimum lease payments	$323,244
Less: imputed interest	(36,736)
Total	$286,508

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
Adjustments in purchase price allocations during the six months ended June 30, 2022 related to adjustments to the intangible asset valuation models and decreased intangible assets by $0.8 million with a corresponding increase to goodwill. The goodwill arising from the acquisitions consists largely of the synergies the Company is expected to achieve from combining the acquired assets and operations with its existing operations. Goodwill related to the acquisitions is not deductible for tax purposes.
7.GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying amount of goodwill were as follows:

in thousands
Balance as of December 31, 2021	$1,118,768
Adjustments in purchase price allocations	780
Balance as of June 30, 2022	$1,119,548
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

Other intangible assets, net
Other intangible assets, net consisted of the following:

	As of June 30,	As of December 31,
in thousands	2022	2021
Patents	$751	$751
Developed technology	159,670	159,665
Customer relationships	111,700	111,965
Developed content	400	400
Tradename	1,890	1,915
Licenses and certifications	6,350	6,845
License agreements	1,500	1,500
Total intangible assets	$282,261	$283,041
Accumulated amortization	(45,314)	(18,541)
Other intangible assets, net	$236,947	$264,500
The Company recognized amortization expense related to its acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2022	2021	2022	2021
Cost of revenue	$7,505	$265	$15,077	$531
Sales and marketing	5,531	51	11,058	102
General and administrative	320	47	638	94
Total amortization of acquired intangible assets	13,356	363	26,773	727
Estimated amortization expense for intangible assets for the next five years consists of the following:

As of June 30,
in thousands	2022
Remainder of 2022	$26,531
2023	51,002
2024	50,885
2025	49,934
2026	41,366
Thereafter	17,229
Total	$236,947

8.ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
in thousands	2022	2021
Accrued wages, bonuses and commissions	$56,589	$93,021
Accrued payroll taxes	8,608	7,295
Other accrued expenses	44,534	44,037
Accrued income taxes	8,192	23,049
Total accrued liabilities	$117,923	$167,402
(1)
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
10.STOCK-BASED COMPENSATION
Stock-based compensation expense, including cash settled, for the three and six months ended June 30, 2022 and 2021 was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2022	2021	2022	2021
Cost of subscription revenue	$4,334	$3,382	$8,878	$6,006
Cost of professional services and other revenue	8,243	6,754	16,309	11,184
Research and development	45,556	34,381	86,831	55,713
Sales and marketing	50,865	35,489	99,918	58,266
General and administrative	154,057	204,767	319,380	356,603
Total stock-based compensation expense, including cash settled	263,055	284,773	531,316	487,772
Cash Awards
During the three months ended June 30, 2022 and 2021, less than 0.1 million Qualtrics Rights and Move SAP RSUs vested and were settled for $1.3 million and $2.0 million in cash, respectively. During the six months ended June 30, 2022 and 2021, less than 0.1 million and 1.7 million Qualtrics Rights and Move SAP RSUs vested and were settled for $4.0 million and $74.0 million in cash, respectively. The unrecognized expense related to Qualtrics

Rights and Move SAP RSUs was $1.3 million and $4.4 million as of June 30, 2022 and December 31, 2021, respectively, and will be recognized over a remaining vesting period of up to two years.
Equity Awards
Qualtrics RSUs
The following table sets forth the outstanding Qualtrics RSUs and related activity for the six months ended June 30, 2022:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	82,164	$43.11
Granted	19,268	26.54
Vested	(22,777)	42.63
Forfeited/Canceled	(2,158)	37.88
Outstanding as of June 30, 2022	76,497	$39.23
The total fair value of RSUs that vested during the three months ended June 30, 2022 and 2021 was $154.0 million and $118.9 million, respectively. The total fair value of RSUs that vested during the six months ended June 30, 2022 and 2021 was $683.8 million and $169.1 million, respectively. As of June 30, 2022, there was $2,421 million of unrecognized stock-based compensation expense related to outstanding Qualtrics RSUs, which is expected to be recognized over a weighted-average period of 2.7 years.
Qualtrics Options
On October 1, 2021, in connection with the acquisition of Clarabridge, the Company assumed the outstanding Clarabridge stock option plans and converted all outstanding stock options into Qualtrics options. The following table sets forth the outstanding common stock options and related activity for the six months ended June 30, 2022:

	Number of Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,855	$4.84	6.3	$56,684
Exercised	(140)	4.33
Forfeited/Expired	(23)	6.35
Outstanding as of June 30, 2022	1,692	$4.86	5.7	$12,939
Vested and exercisable at June 30, 2022	885	$4.50	5.7	$7,094
The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of June 30, 2022 is based on the market closing price of the Company's Class A common stock on that date. The aggregate intrinsic value of options exercised was $0.2 million and $3.2 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2022, there was $16.2 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 2 years.
Qualtrics Employee Stock Purchase Plan
In December 2020, the Company's board of directors approved the 2021 Qualtrics International Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective in January 2021. Each employee who is a participant in the ESPP may purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 20% of his or her compensation for each pay period. Accumulated contributions are used to purchase shares on the last business day of the purchase period at a price equal to 85% of the fair market value of the shares on the first business day of the offering period or the last business day of the offering period, whichever is lower, provided that no more than the number of shares of Class A common stock determined by dividing $15,000 by the fair market value of the shares on the first business day of the offering period may be purchased by any one employee during each purchase period. An employee may also purchase no more than $25,000 worth of shares of Class A common stock for each calendar year in which a purchase right is outstanding. The Company recognized compensation expense associated with the ESPP of $5.2 million and $4.7 million during the three months ended June 30, 2022 and 2021, respectively, and $10.3 million and $7.6 million during the six months ended June 30, 2022 and 2021, respectively.
11.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the calculation of basic net loss per share attributable to common stockholders during the periods presented.

in thousands (except share amount)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common shareholders	$(279,245)	$(263,487)	$(571,570)	$(463,341)
Denominator:
Weighted-average shares outstanding for basic loss per share	582,320,377	513,507,669	579,028,759	497,970,385
Basic loss per share	$(0.48)	$(0.51)	$(0.99)	$(0.93)

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

	As of June 30, 2022	As of December 31, 2021
Qualtrics restricted stock units	76,497,224	82,163,894
Qualtrics options	1,692,113	1,854,965
Qualtrics employee stock purchase program	1,314,818	687,000
12.INCOME TAXES
The Company has an effective tax rate of (2.9)% and 4.1% for the three months ended June 30, 2022 and 2021, respectively, and (1.8)% and 2.1% for the six months ended June 30, 2022 and 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions. Our effective tax rate is affected by tax rates in both U.S. and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance.
In prior years, the Company had calculated the income taxes in its consolidated financial statements on a separate return basis. However, the Company was in actuality included in the consolidated, combined or unitary U.S. federal and state income tax returns with SAP America, Inc. and its affiliates. As a result of the federal tax deconsolidation from SAP in the fourth quarter of 2021, net operating losses and credits were updated to reflect actual attributes available for use by the Company. The Company is now required to file separate U.S. federal tax returns for each of its U.S. taxable entities. The Company is subject to a tax sharing agreement with SAP that requires the Company to reimburse SAP, or be reimbursed by SAP, for the Company's taxable income, or loss in the case of reimbursement, that is included on consolidated tax returns with SAP, such as certain combined or unitary state returns, subject to adjustments for hypothetical tax attributes and certain simplifying conventions.
The Company has evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and has determined that it is more likely than not that the net deferred tax assets for some of the Company’s U.S. entities will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets in these entities, the Company maintains a full valuation allowance against its net U.S. deferred tax assets.
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
During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $11.0 million and $5.6 million, respectively, from SAP and its affiliates in exchange for services and products. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $21.0 million and $10.8 million, respectively, from SAP and its affiliates in exchange for services and products. Total costs charged from SAP and its affiliates to the Company were $9.9 million and $15.3 million during the three months ended June 30, 2022 and 2021, respectively, and $21.9 million and $27.2 million during the six months ended June 30, 2022 and 2021, respectively. Total costs charged from the Company to SAP and its affiliates were $3.3 million and $5.0 million during the three months ended June 30, 2022 and 2021, respectively, and $8.1 million and $9.1 million during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the outstanding receivable and payable balance with SAP and its affiliates was $16.8 million and $8.6 million, respectively. As of December 31, 2021, the outstanding receivable and payable balance with SAP and its affiliates was $42.0 million and $13.3 million, respectively.
Because of the SAP Acquisition, we had been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, we deconsolidated from the SAP Tax Group for U.S. federal income tax purposes. We expect to remain a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, we will make certain tax sharing payments to SAP. As of June 30, 2022, the Company’s distribution liability for the tax sharing agreement with SAP totaled $82.0 million, consisting of $17.0 million based on our separate tax liability included on SAP Tax Group returns and $65.0 million based on an estimated fair value of the liability related to Pre-IPO Awards. As of December 31, 2021, the Company’s distribution liability for the tax sharing agreement with SAP totaled $88.5 million, consisting of $17.0 million based on our separate tax liability included on SAP Tax Group returns and $71.5 million based on an estimated fair value of the liability related to Pre-IPO Awards.
In January 2021, and in connection with the initial public offering, the Company declared a $2,392 million dividend in the form of two promissory notes payable from Qualtrics to SAP AMERICA, INC. Promissory Note 1 was issued with a principal amount of $1,892 million and paid in full on February 1, 2021. Promissory Note 2 was issued with a principal amount of $500 million and interest rate of 1.35% compounded semi annually. The outstanding principal of $500 million and accrued interest related to Promissory Note 2 was paid in full on November 9, 2021.
Certain Board members of the Company and certain Supervisory Board and Executive Board members of SAP SE currently hold, or held within the last year, positions of significant responsibility with other entities. We have relationships with certain of these entities in the ordinary course of business. During the three and six months ended June 30, 2022, and 2021, revenue and charges from these related parties were immaterial.

In December 2020, Ryan Smith, our Founder and Executive Chair, acquired a majority interest in the Utah Jazz basketball franchise, the associated venue, and certain related sports teams and operations and business interests. In 2019, the Company entered into multi-year agreements with the Utah Jazz related to ticket purchases, advertising, sponsorships, and the Utah Jazz Five for the Fight Campaign, under which we were billed $1.1 million and $1.9 million during the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $3.8 million during the six months ended June 30, 2022 and 2021, respectively.

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
Overview
We created the first experience management platform to manage customer, employee, product, and brand experiences. Our platform serves as a business operating system for experience management. The Qualtrics Experience Management Platform, or XM Platform, is a system of action that helps companies design and improve the experiences they provide to their many constituents across these four core experiences.
Our revenue was $356.4 million and $249.3 million for the three months ended June 30, 2022 and 2021, respectively, representing year-over-year growth of 43%. Our revenue was $692.0 million and $488.0 million for the six months ended June 30, 2022 and 2021, respectively, representing year-over-year growth of 42%. For the three months ended June 30, 2022 and 2021, our net loss was $279.2 million and $263.5 million, respectively, and $571.6 million and $463.3 million for the six months ended June 30, 2022 and 2021, respectively. The results of our operations for the three and six months ended June 30, 2022 and 2021 were impacted by equity and cash settled stock-based compensation expense.
We generate revenue by selling subscriptions to our XM Platform and integrated solutions, as well as professional services. Over 99% of our contracts have a subscription period of one year or longer, and we primarily bill annually in advance. Subscription revenue comprised approximately 84% of our total revenue for each of the three and six months ended June 30, 2022. We have a diversified customer base consisting of organizations of various sizes across virtually all industries. Our largest customer accounted for less than 3% of revenue during the three and six months ended June 30, 2022, and our largest industries by annual recurring revenue, or ARR, as of June 30, 2022 were financial services, professional and business services, education, technology, government, and healthcare. ARR is calculated by annualizing subscription revenue in the last month of a period.
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
Our revenue outside of the United States represented 31% and 30% of our total revenue during the three months ended June 30, 2022 and 2021, respectively, and 30% and 29% of our total revenue during the six months ended June 30, 2022 and 2021, respectively. We initially started our expansion outside of the United States in English-speaking countries, such as Ireland, the United Kingdom, Canada, and Australia, as we were able to leverage our core technologies and go-to-market motion. Since opening our first international office in Dublin, Ireland in 2013, we now have over 25 sales offices in countries around the globe.
We continue to evolve our technology to ensure that we are best serving our customers’ needs. We believe this will lead to continued strong retention and positive customer referrals that will continue to generate expansion within current customer organizations and business from new customers. Since 2015, we have established offices in Seattle and Poland to expand our engineering headcount. We continue to invest in research and development to drive product innovation and development.
Strategic Partnerships
In 2018, we announced the launch of the Qualtrics Partner Network, or QPN. Since then, we have built out our partner network to include over 300 global member companies partnering with us on our platform to help drive breakthrough business outcomes for joint customers. Since the SAP Acquisition in 2019, we have also developed joint go-to-market and product integrations with SAP. We expect our partnerships to continue to extend our sales reach and provide implementation leverage both domestically and internationally, as well as product and technology integrations that will accelerate our product roadmap.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Large Customers
We define our large customers as those spending more than $100,000 in ARR on our XM Platform. We believe that our ability to increase the number of large customers is an indicator of our market penetration, strategic demand for our platform, the growth of our business, and our potential future business opportunities. Increasing awareness of our XM Platform and its broad range of capabilities, coupled with the mainstream adoption of cloud-based technology, has expanded the diversity of our large customer base to include organizations of different sizes across virtually all industries.
We continue to increase the number of customers who have entered into larger subscriptions with us. We had 2,146 customers with ARR of $100,000 or more as of June 30, 2022, up from 1,940 as of December 31, 2021. The number of customers with ARR of $100,000 or more indicates the strategic importance of our XM Platform for enterprise customers and our ability to both initially land significant accounts and grow them over time.
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
We calculate our net retention rate on a trailing four-quarter basis. As of June 30, 2022, our net retention rate was 126%. Our net retention rate was 128% as of December 31, 2021.
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
Response to COVID-19
In response to the COVID-19 pandemic, we implemented a variety of measures, including a COVID-19 task force, a temporary work from home policy, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees, all of which have the potential to result in disruptions to how we operate our business. We have begun relaxing many of these measures, in compliance with local restrictions and orders, but some of them are ongoing. Our employees’ health and safety is our top priority, and we continue to monitor the status of the pandemic globally. Our customers and partners have similarly been impacted. Our XM Platform enables customers to focus on managing their customer, employee, product, and brand experiences, which is increasingly important in a digitally connected world. Although we believe our business is well-suited to navigate the current environment, the ultimate impact of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct and indirect impact on our business, results of operations, and financial condition will depend on future developments that are uncertain. We have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, sales productivity, the value and duration of subscriptions, supply of goods and services provided by third parties, collections of accounts receivable, our IT and other expenses, our ability to focus time and attention on our core business, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition.
We have also experienced, and may continue to experience, certain positive impacts on other aspects of our business, including an increase in sales of our platform to state, local, and federal governments and non-profit organizations to help them navigate through the pandemic as well as sales of vaccine and testing verification solutions on our XM Platform. Moreover, we have seen a reduction in certain operating expenses due to reduced business travel, reduced office use, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. Additionally, we believe that the COVID-19 pandemic could also accelerate customer transformation into digital businesses, which we expect will generate additional opportunities for us in the future. These benefits, however, may be reduced by difficulties in renewing licenses for pandemic-related solutions and increased operating costs as the world begins to emerge from the COVID-19 pandemic.
The global impact of COVID-19 continues to evolve, including as a result of new variants of the virus and the changing legal landscape, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts on our business or operations. In particular, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. For additional details, see “Risk Factors.”
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
Professional services and other revenue consists primarily of research services, implementation services, and engineering services. Research services revenue is recognized upon completion of the project. Our research services agreements generally cannot be canceled for a refund. We typically bill in advance for research services projects, with a number of customers purchasing annual retainers to fund future projects. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. Implementation services and engineering services include fees associated with new and expanding customers requesting implementation, integration, customization, consulting, and other services. We price these services on a fixed fee basis. Our implementation services and engineering services agreements generally cannot be canceled for a refund. We typically bill in advance for professional services and other revenue. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. We continue to increase deployment of partners to fulfill certain of these services, especially implementation services, and we generally expect professional services and other revenue to decrease as a percentage of total revenue in the long term, although this percentage may fluctuate from period to period.

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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenue:
Subscription	$300,578	$204,538	$581,386	$391,434
Professional services and other	55,787	44,807	110,626	96,554
Total revenue	356,365	249,345	692,012	487,988
Cost of revenue(1)(2):
Subscription	47,593	21,693	92,367	42,063
Professional services and other	56,855	43,070	111,348	84,481
Total cost of revenue	104,448	64,763	203,715	126,544
Gross profit	251,917	184,582	488,297	361,444
Operating expenses(1)(2):
Research and development	116,156	79,871	222,155	142,677
Sales and marketing	219,644	151,695	437,974	287,876
General and administrative	188,085	226,685	390,674	401,134
Total operating expenses	523,885	458,251	1,050,803	831,687
Operating loss	(271,968)	(273,669)	(562,506)	(470,243)
Other non-operating income (expense), net	507	(1,191)	1,181	(2,931)
Loss before income taxes	(271,461)	(274,860)	(561,325)	(473,174)
Provision for income taxes	7,784	(11,373)	10,245	(9,833)
Net loss	$(279,245)	$(263,487)	$(571,570)	$(463,341)
________________
(1)Includes equity and cash settled stock-based compensation expense, including cash settled, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Cost of subscription revenue	$4,334	$3,382	$8,878	$6,006
Cost of professional services and other revenue	8,243	6,754	16,309	11,184
Research and development	45,556	34,381	86,831	55,713
Sales and marketing	50,865	35,489	99,918	58,266
General and administrative	154,057	204,767	319,380	356,603

(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$7,505	$265	$15,077	$531
Sales and marketing	5,531	51	11,058	102
General and administrative	320	47	638	94

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a % of revenue)
Revenue:
Subscription	84	82	84	80
Professional services and other	16	18	16	20
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	13	9	13	9
Professional services and other	16	17	16	17
Total cost of revenue	29	26	29	26
Gross profit	71	74	71	74
Operating expenses:
Research and development	33	32	32	29
Sales and marketing	62	61	63	59
General and administrative	53	91	56	82
Total operating expenses	148	184	151	170
Operating loss	(77)	(110)	(80)	(96)
Other non-operating income (expense), net	—	—	—	(1)
Loss before income taxes	(77)	(110)	(80)	(97)
Provision for income taxes	2	(5)	1	(2)
Net loss	(79)%	(105)%	(81)%	(95)%
Comparison of the three months ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
Subscription revenue	$300,578	$204,538	$96,040	47%
Professional services and other revenue	55,787	44,807	10,980	25%
Total revenue	$356,365	$249,345	$107,020	43%
Subscription revenue increased by $96.0 million, or 47%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This increase was due to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, approximately $66.8 million was attributable to existing customers and approximately $29.2 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our XM Platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $11.0 million, or 25%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This increase was due to an increase in revenue from large customers, who generally require more services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$47,593	$21,693	$25,900	119%
Cost of professional services and other revenue	56,855	43,070	13,785	32%
Total cost of revenue	104,448	64,763	39,685	61%

Subscription gross profit	252,985	182,845	70,140	38%
Professional services and other gross (loss) profit	(1,068)	1,737	(2,805)	(161)%
Total gross profit	$251,917	$184,582	$67,335	36%

Subscription gross margin	84%	89%
Professional services and other gross margin	(2)%	4%
Total gross margin	71%	74%
Cost of subscription revenue increased $25.9 million, or 119%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This increase was driven by a $9.8 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $7.2 million increase in amortization expense related to acquired intangible assets, a $6.8 million increase in server costs, a $1.0 million increase in stock-based compensation expense, and a $1.1 million increase in amortization of internal use software. Cost of professional services and other revenue increased $13.8 million, or 32%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This increase was driven by a $6.4 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $5.7 million increase in professional services vendor costs, and a $1.5 million increase in stock-based compensation expense.
Our gross margins decreased from 74% during the three months ended June 30, 2021 to 71% during the three months ended June 30, 2022, due to a decrease in subscription gross margins driven by an increase in amortization expense and other expenses discussed above and a decrease in professional services and other gross margins based on the changes discussed above. Our professional services and other gross margins reflect our investment in certain of our professional services and our partner ecosystem, which facilitate the adoption of our subscription offerings and help us to secure subscription revenue contracts and ensure our customers' success.
Operating Expenses
Research and development

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
Research and development	$116,156	$79,871	$36,285	45%
Research and development expenses increased $36.3 million, or 45%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This increase was driven by a $24.3 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring as we continue to add to and enhance our products, an $11.2 million increase in stock-based compensation expense, a $0.7 million increase in employer payroll tax on employee stock transactions, and a $0.2 million increase in vendor costs.

Sales and marketing

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
Sales and marketing	$219,644	$151,695	$67,949	45%
Sales and marketing expenses increased $67.9 million, or 45%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase in sales and marketing was driven by a $39.6 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $15.4 million increase in stock-based compensation expense, a $5.5 million increase in amortization expense, a $5.0 million increase in travel-related expenses, a $1.5 million increase in marketing spend, and a $1.0 million increase in employer payroll tax on employee stock transactions.
General and administrative

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
General and administrative	$188,085	$226,685	$(38,600)	(17)%
General and administrative expenses decreased $38.6 million, or 17%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The decrease in general and administrative expenses was driven by a $50.7 million decrease in stock-based compensation expense, offset by an $11.0 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, and an $0.8 million increase in employer payroll tax on employee stock transactions.
Other non-operating income (expense), net
Other non-operating income (expense), net increased $1.7 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This increase was driven by a $5.0 million non-operating gain related to the change in the fair value of our distribution liability related to our tax sharing agreement with SAP, a decrease in interest expense, and changes in foreign currency transactions gains and losses.
Provision (benefit) for income taxes
Provision (benefit) for income taxes increased $19.2 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The change was primarily due to current tax expense forecasted in the U.S. and the impact of valuation allowances recorded against our deferred tax assets for the three months ended June 30, 2022, as well as the net benefit related to the reversal of an uncertain tax liability and tax benefits related to the finalization of tax returns in various foreign jurisdictions, both recorded as discrete items in the three months ended June 30, 2021.
Our effective tax rate was (2.9)% for the three months ended June 30, 2022, as compared to 4.1% for the three months ended June 30, 2021.
The difference between the U.S. statutory rate of 21% and our effective tax rate, on a loss before income taxes, is primarily driven by rate adjustments due to foreign taxes, non-deductible share-based compensation, current tax expense forecasted in the U.S., and the impact of valuation allowances recorded against our deferred tax assets.

Comparison of the six months ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
Subscription revenue	$581,386	$391,434	$189,952	49%
Professional services and other revenue	110,626	96,554	14,072	15%
Total revenue	$692,012	$487,988	$204,024	42%
Subscription revenue increased by $190.0 million, or 49%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase was due to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, approximately $138.0 million was attributable to existing customers and approximately $51.9 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our XM Platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $14.1 million, or 15%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase was primarily due to an increase in revenue from large customers, who generally require more services.
Cost of revenue, gross profit, and gross margin

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$92,367	$42,063	$50,304	120%
Cost of professional services and other revenue	111,348	84,481	26,867	32%
Total cost of revenue	203,715	126,544	77,171	61%

Subscription gross profit	489,019	349,371	139,648	40%
Professional services and other gross (loss) profit	(722)	12,073	(12,795)	(106)%
Total gross profit	$488,297	$361,444	$126,853	35%

Subscription gross margin	84%	89%
Professional services and other gross margin	(1)%	13%
Total gross margin	71%	74%
Cost of subscription revenue increased $50.3 million, or 120%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, consistent with the increase in subscription revenue growth over the same period. This increase was driven by a $18.3 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $14.5 million increase in amortization expense, a $12.7 million increase in server costs, a $2.9 million increase in stock-based compensation expense, and a $1.6 million increase in amortization of internal use software. Cost of professional services and other revenue increased $26.9 million, or 32%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase was driven by a $10.8 million increase in professional services vendor costs, a $10.4 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, and a $5.1 million increase in stock-based compensation expense.

Our gross margins decreased from 74% during the six months ended June 30, 2021 to 71% during the six months ended June 30, 2022, due primarily to a decrease in subscription gross margins driven by an increase in amortization expense and other expenses discussed above and a decrease in professional services and other gross margins based on the changes discussed above. Our professional services and other gross margins reflect our investment in certain of our professional services and our partner ecosystem, which facilitate the adoption of our subscription offerings and help us to secure subscription revenue contracts and ensure our customers' success.
Operating Expenses
Research and development

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
Research and development	$222,155	$142,677	$79,478	56%
Research and development expenses increased $79.5 million, or 56%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase was driven by a $42.2 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring as we continue to add to and enhance our products, a $31.1 million increase in stock-based compensation expense, a $3.9 million increase in employer payroll tax on employee stock transactions, and a $2.4 million increase in outside vendor costs.
Sales and marketing

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
Sales and marketing	$437,974	$287,876	$150,098	52%
Sales and marketing expenses increased $150.1 million, or 52%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase in sales and marketing was driven by an $80.8 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $41.7 million increase in stock-based compensation expense, an $11.0 million increase in amortization expense, a $9.4 million increase in travel-related expenses, a $4.1 million increase in marketing spend, and a $3.1 million increase in employer payroll tax on employee stock transactions.
General and administrative

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
General and administrative	$390,674	$401,134	$(10,460)	(3)%
General and administrative expenses decreased $10.5 million, or 3%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease in general and administrative expenses was driven by a $37.2 million decrease in stock-based compensation expense, offset by an $18.5 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, and a $6.8 million increase in employer payroll tax on employee stock transactions.
Other non-operating income (expense), net
Other non-operating income (expense), net increased $4.1 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase was driven by a $6.5 million non-operating gain related to the change in the fair value of our distribution liability related to our tax sharing agreement with SAP, a decrease in interest expense, and changes in foreign currency transactions gains and losses.

Provision (benefit) for income taxes
Provision (benefit) for income taxes increased $20.1 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, and our effective tax rate was (1.8)% for the six months ended June 30, 2022, as compared to 2.1% for the six months ended June 30, 2021. The change was primarily due to current tax expense forecasted in the U.S., and the impact of valuation allowances recorded against our deferred tax assets for the six months ended June 30, 2022, as well as the net benefit related to the reversal of an uncertain tax liability and tax benefits related to the finalization of tax returns in various foreign jurisdictions, both recorded during the six months ended June 30, 2021.
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $786.6 million. Our cash and cash equivalents consist primarily of cash and money market funds. As of June 30, 2022, we had $21.6 million of our cash and cash equivalents held by our foreign subsidiaries.
We have financed our operations primarily through cash generated from our operations, equity issuances, and proceeds from capital contributions received from SAP in conjunction with the SAP Acquisition and funding of cash settled stock-based compensation expense. Our principal uses of cash in recent periods have been funding our operations, making capital expenditures, and settling stock-based awards and related tax obligations.
We believe our existing cash and cash equivalents, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new office spaces, the satisfaction of tax withholding obligations related to the vesting of share-based awards, the settlement of liabilities related to the tax sharing agreement with SAP, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our XM Platform, and the continuing market acceptance of our XM Platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash flows used in operating activities	$23,168	$(11,273)
Net cash used in investing activities	(26,361)	(16,247)
Net cash flows provided by financing activities	(223,395)	459,129
Effect of exchange rate changes on cash and cash equivalents	(1,355)	(351)
Net increase in cash and cash equivalents	$(227,943)	$431,258
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
For the six months ended June 30, 2022, net cash provided by (used in) operating activities was $23.2 million,

which resulted from a net loss of $571.6 million, adjusted for $531.3 million in stock-based compensation expense, cash settlement of stock-based payment liabilities of $4.0 million, additional non-cash charges of $80.8 million, and net cash outflow of $13.4 million from changes in operating assets and liabilities. Additional non-cash charges primarily consisted of $47.7 million of depreciation and amortization expense, $33.1 million of amortization of deferred contract acquisition costs, and $14.9 million related to the reduction of right-of-use assets from operating leases, offset by $8.5 million in deferred income tax benefits and $6.5 million change in the fair value of the tax sharing distribution liability. The outflow from operating assets and liabilities was primarily due to a $59.3 million decrease in accrued liabilities and accounts payable, a $52.8 million increase in deferred contract acquisition costs as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, a $15.3 million decrease in deferred revenue, a $9.4 million decrease in lease liabilities, and an $8.0 million increase in prepaid and other assets, partially offset by a $131.3 million decrease in accounts receivable due to the timing of collections,
For the six months ended June 30, 2021, net cash used in operating activities was $11.3 million, which resulted from a net loss of $463.3 million, adjusted for $487.8 million in stock-based compensation expense, cash settlement of stock-based payment liabilities of $74.0 million, additional non-cash charges of $50.2 million, and net cash outflow of $11.9 million from changes in operating assets and liabilities. Additional non-cash charges primarily consisted of $23.2 million of amortization of deferred contract acquisition costs, $15.6 million of depreciation and amortization expense, and $11.1 million related to the reduction of right-of-use assets from operating leases. The outflow from operating assets and liabilities was primarily due to a $33.9 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, a $15.6 million increase in prepaid and other assets, a $9.2 million decrease in other liabilities, and an $8.9 million decrease in accrued liabilities and accounts payable, partially offset by a $53.4 million decrease in accounts receivable due to the timing of collections and an $8.2 million increase in deferred revenue.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of property and equipment, particularly for capital expenditures for our data centers, capitalized software, and improvements to existing and new office spaces.
Net cash used in investing activities during the six months ended June 30, 2022 and 2021 of $26.4 million and $16.2 million, respectively, resulted primarily from capital expenditures for our XM Platform and office build-outs.
Financing activities
Net cash used in financing activities of $223.4 million during the six months ended June 30, 2022 consisted of $244.5 million in payments of payroll withholding taxes to net settle equity awards, offset by $21.1 million in proceeds from the exercise of stock options and issuance of Class A stock under our employee stock purchase plan.
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
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The aggregate transaction price of remaining performance obligations is expected to be recognized as revenue as follows:

	As of June 30,	As of December 31,
	2022	2021
	(In thousands)
Next 12 Months	$1,038,256	$1,011,768
Thereafter	759,694	721,069
Total	$1,797,950	$1,732,837
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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space, non-cancelable contracts for cloud infrastructure services and other services, and obligations under our tax sharing agreement with SAP. There have been no material changes in our contractual obligations and commitments, as disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2022.
As of June 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest rate risk
We had cash and cash equivalents of $786.6 million as of June 30, 2022. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
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
We recorded $(5.5) million and $0.4 million in net foreign currency transaction gains (losses) in the three months ended June 30, 2022 and 2021, respectively, and $(6.5) million and $(0.3) million in net foreign currency transaction gains (losses) in the six months ended June 30, 2022 and 2021, respectively. A hypothetical 10% change in foreign currency rates would not have had a material impact on our operating results for the three and six months ended June 30, 2022 and 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2022. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

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
We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. In addition, we operate globally, sell subscriptions to more than 16,750 customers in more than 120 countries, and have employees in the United States, Australia, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Italy, Japan, Malaysia, the Netherlands, Poland, Serbia, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom as well as SAP employees we work with in numerous other countries. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Given our international presence, it is difficult to anticipate how the varying national responses to the COVID-19 pandemic will continue to affect our customers, employees, and business operations. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and may cause our customers or their customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the COVID-19 pandemic and unfavorable global economic conditions may be significant and could materially harm our business, operating results and financial condition. Additionally, political developments impacting government spending and international trade, including pandemics such as the COVID-19 pandemic and geopolitical events such as the ongoing conflict between Russia and Ukraine and the related sanctions, may negatively impact our dealings with our international partners. In addition to expanding our global presence, we continue to increase the breadth and scope of our XM Platform and our operations and continue to develop our partner network. Even with the support of SAP, in order to successfully manage our future growth we will need to continue to improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner and deepen our industry experience in key verticals. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal controls as well as our reporting systems and procedures. We intend to continue to invest to expand our business, including investing in technology, sales and marketing operations, developing new solutions and features for our existing solutions, hiring additional personnel, and upgrading our infrastructure. These investments will require significant capital expenditures and the allocation of management resources, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.

We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could impact our results of operations.
A key focus of our company is to continue to expand our operations outside of the United States. In order to do so, we use a hub-and-spoke sales model, comprised of a centralized inside-sales team surrounded by regional direct sales efforts. We have invested significant effort to building and optimizing our international growth. For the three and six months ended June 30, 2022, 31% and 30% of our revenue is from outside the United States, respectively, and we have continued to add employees and offices in new countries. We expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our XM Platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our XM Platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. If we are not successful in converting our investments in international expansion to additional revenue, our business and results of operations may be harmed. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. In addition, in certain ways it was easier for us to expand internationally as a previously wholly-owned subsidiary of SAP, given SAP’s significant global presence, than it is as a majority-owned subsidiary of SAP. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
•macroeconomic conditions and the economic impact of the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine; and
•general economic, industry, and market conditions, including inflation and interest rate fluctuations.

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
The current economic downturn may lead to decreased demand for our XM Platform and otherwise harm our business and results of operations.
Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness may include:
•falling overall demand for goods and services, leading to reduced profitability;
•reduced credit availability;
•higher borrowing costs;
•reduced liquidity;
•volatility in credit, equity and foreign exchange markets; and
•bankruptcies.

These developments have resulted in supply disruption, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see them reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.
Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may materially harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.
We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new solutions, retain or expand our current levels of personnel, improve our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:
•finance unanticipated working capital requirements;
•develop or enhance our technological infrastructure and our existing solutions;
•pursue acquisitions or other strategic relationships; and
•respond to competitive pressures.
Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 3rd day of August, 2022.

QUALTRICS INTERNATIONAL INC.

By:	/s/ Zig Serafin
Zig Serafin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rob Bachman
Rob Bachman
Chief Financial Officer (Principal Financial and Accounting Officer)