Form 10-Q
period 2022-09-30
Qualtrics International Inc.
filed 2022-11-03
CIK 1747748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of October 24, 2022, the registrant had 590,730,721 shares of common stock outstanding, consisting of 167,560,111 shares of Class A common stock and 423,170,610 shares of Class B common stock.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Qualtrics International Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value)
(Unaudited)

	As of September 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$731,724	$1,014,511
Accounts receivable, net of allowance (1)	325,396	461,830
Deferred contract acquisition costs, net	71,471	60,455
Prepaid expenses and other current assets	72,924	68,887
Total current assets	1,201,515	1,605,683
Non-current assets:
Property and equipment, net	201,763	192,327
Right-of-use assets from operating leases	216,342	227,320
Goodwill	1,117,915	1,118,768
Other intangible assets, net	223,644	264,500
Deferred contract acquisition costs, net of current portion	160,020	145,952
Deferred tax assets	734	96
Other assets	29,556	27,577
Total assets	$3,151,489	$3,582,223

Liabilities and equity (deficit)
Current liabilities:
Lease liabilities	$17,291	$18,898
Accounts payable (1)	68,989	84,053
Accrued liabilities	124,631	167,402
Liability-classified, stock-based awards	1,021	4,519
Deferred revenue	677,621	748,145
Total current liabilities	889,553	1,023,017
Non-current liabilities:
Lease liabilities, net of current portion	258,114	263,307
Deferred revenue, net of current portion	14,752	6,698
Deferred tax liabilities	4,440	23,653
Other liabilities(1)	66,579	78,848
Total liabilities	$1,233,438	$1,395,523
Commitments and contingencies
Equity (deficit)
Preferred stock, par value $0.0001 per share; authorized 100,000,000 shares; no shares outstanding	—	—
Class A common stock, par value $0.0001 per share; authorized 2,000,000,000 shares; issued and outstanding 167,328,522 and 147,309,254 shares as of September 30, 2022 and December 31, 2021	17	15
Class B common stock, par value $0.0001 per share; authorized 1,000,000,000 shares; issued and outstanding 423,170,610 as of September 30, 2022 and December 31, 2021	42	42
Additional paid-in capital	5,193,649	4,645,800
Accumulated other comprehensive loss	(12,626)	(1,244)
Accumulated deficit	(3,263,031)	(2,457,913)
Total equity	1,918,051	2,186,700
Total liabilities and equity	$3,151,489	$3,582,223
________________
(1) Includes amounts from related parties. See Note 13 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	$314,765	$220,314	$896,151	$611,748
Professional services and other	62,766	51,320	173,392	147,874
Total revenue	377,531	271,634	1,069,543	759,622
Cost of revenue:
Subscription	51,087	23,802	143,454	65,865
Professional services and other	60,577	43,041	171,925	127,522
Total cost of revenue	111,664	66,843	315,379	193,387
Gross profit	265,867	204,791	754,164	566,235
Operating expenses:
Research and development	98,333	83,875	320,488	226,552
Sales and marketing	225,124	161,570	663,098	449,446
General and administrative	182,280	236,810	572,954	637,944
Total operating expenses	505,737	482,255	1,556,540	1,313,942
Operating loss	(239,870)	(277,464)	(802,376)	(747,707)
Other non-operating income (expense), net	3,058	(3,160)	4,239	(6,091)
Loss before income taxes	(236,812)	(280,624)	(798,137)	(753,798)
Provision (benefit) for income taxes	(3,264)	5,409	6,981	(4,424)
Net loss	$(233,548)	$(286,033)	$(805,118)	$(749,374)

Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.56)	$(1.38)	$(1.49)
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholders, basic and diluted	586,850,097	515,212,996	581,664,521	503,781,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(233,548)	$(286,033)	$(805,118)	$(749,374)
Other comprehensive loss:
Foreign currency translation loss	(5,412)	(2,015)	(11,382)	(3,822)
Comprehensive loss	$(238,960)	$(288,048)	$(816,500)	$(753,196)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2022
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	$162,175,986	$16	$423,170,610	$42	$4,957,174	$(7,214)	$(3,029,483)	$1,920,535
Stock-based compensation	—	—	—	—	249,999	—	—	249,999
Issuance of common stock upon settlement of restricted stock units (RSUs)	3,953,586	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of stock options	117,273	—	—	—	786	—	—	786
Issuance of common stock for employee stock purchase plan	1,081,677	—	—	—	12,141	—	—	12,141
Common stock withheld related to net share settlement of equity awards	—	—	—	—	(26,450)	—	—	(26,450)
Net loss	—	—	—	—	—	—	(233,548)	(233,548)
Foreign currency translation adjustment	—	—	—	—	—	(5,412)	—	(5,412)
Balance, September 30, 2022	167,328,522	$17	423,170,610	$42	$5,193,649	$(12,626)	$(3,263,031)	$1,918,051

	Three Months Ended September 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	$91,035,764	$9	$423,170,610	$42	$1,895,938	$1,384	$(1,862,108)	$35,265
Stock-based compensation	—	—	—	—	277,737	—	—	277,737
Issuance of common stock upon settlement of restricted stock units (RSUs)	1,073,145	—	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	571,681	—	—	—	16,586	—	—	16,586
Payment of withholding taxes on vested RSUs and employee stock purchase plan	—	—	—	—	(22,968)	—	—	(22,968)
Modification of cash-settled awards into equity settled awards	—	—	—	—	356	—	—	356
Net loss	—	—	—	—	—	—	(286,033)	(286,033)
Foreign currency translation adjustment	—	—	—	—	—	(2,015)	—	(2,015)
Balance, September 30, 2021	92,680,590	$9	423,170,610	$42	$2,167,649	$(631)	$(2,148,141)	$18,928

	Nine Months Ended September 30, 2022
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	147,309,254	$15	423,170,610	$42	$4,645,800	$(1,244)	$(2,457,913)	$2,186,700
Stock-based compensation	—	—	—	—	784,769	—	—	784,769
Issuance of common stock upon settlement of restricted stock units (RSUs)	17,909,815	2	—	—	(2)	—	—	—
Issuance of common stock upon exercise of stock options	256,810	—	—	—	1,470	—	—	1,470
Issuance of common stock for employee stock purchase plan	1,852,643	—	—	—	32,521	—	—	32,521
Common stock withheld related to net share settlement of equity awards	—	—	—	—	(270,909)	—	—	(270,909)
Net loss	—	—	—	—	—	—	(805,118)	(805,118)
Foreign currency translation adjustment	—	—	—	—	—	(11,382)	—	(11,382)
Balance, September 30, 2022	167,328,522	$17	423,170,610	$42	$5,193,649	$(12,626)	$(3,263,031)	$1,918,051

	Nine Months Ended September 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	6,000,000	$1	423,170,610	$42	$1,126,631	$3,191	$(1,398,767)	$(268,902)
Stock-based compensation	—	—	—	—	764,273	—	—	764,273
Issuance of common stock upon settlement of restricted stock units (RSUs)	4,140,522	—	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	571,681	—	—	—	16,586	—	—	16,586
Payment of withholding taxes on vested RSUs and employee stock purchase plan	—	—	—	—	(27,800)	—	—	(27,800)
Modification of cash-settled awards into equity settled awards	—	—	—	—	206,669	—	—	206,669
Capital contribution from SAP	—	—	—	—	115,000	—	—	115,000
Sales of class A common stock, net of issuance costs	81,968,387	8	—	—	2,238,571	—	—	2,238,579
Class A common stock option exercised	—	—	—	—	119,999	—	—	119,999
Dividend Declared	—	—	—	—	(2,392,280)	—	—	(2,392,280)
Net loss	—	—	—	—	—	—	(749,374)	(749,374)
Foreign currency translation adjustment	—	—	—	—	—	(3,822)	—	(3,822)
Balance, September 30, 2021	92,680,590	$9	423,170,610	$42	$2,167,649	$(631)	$(2,148,141)	$18,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(805,118)	$(749,374)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	72,358	24,011
Loss on disposal of property and equipment	232	1,525
Change in fair value of distribution liability for tax sharing agreement	(10,500)	—
Reduction of right-of-use assets from operating leases	22,254	16,571
Stock-based compensation expense, including cash settled	778,592	764,592
Amortization of deferred contract acquisition costs	51,628	35,977
Deferred income taxes	(17,086)	(5,544)
Changes in assets and liabilities:
Accounts receivable, net	135,453	37,261
Prepaid expenses and other current assets	(5,558)	(5,043)
Deferred contract acquisitions costs	(84,547)	(54,986)
Other assets	(1,203)	(13,104)
Lease liabilities	(17,250)	(10,369)
Accounts payable	(16,858)	14,875
Accrued liabilities	(39,124)	(8,232)
Deferred revenue	(61,366)	18,837
Other liabilities	(3,152)	(985)
Settlement of stock-based payments liabilities	(4,749)	(76,875)
Net cash flows used in operating activities	(5,994)	(10,863)

Cash flows from investing activities
Purchases of property and equipment	(36,203)	(29,711)
Cash paid for business combination, net of cash acquired	—	(25,000)
Net cash flows used in investing activities	(36,203)	(54,711)

Cash flows from financing activities
Proceeds from capital contributions from SAP	—	115,000
Proceeds from issuance of class A common stock, net of underwriting discounts and commissions	—	2,244,322
Payment of costs related to issuance of class A common stock	—	(3,081)
Repayment of promissory note	—	(1,892,280)
Payments for taxes related to net share settlement of equity awards	(270,909)	(27,800)
Issuance of class A common stock through Employee Stock Purchase Plan	32,521	16,586
Proceeds from exercise of stock options	1,470	—
Net cash flows (used in) provided by financing activities	(236,918)	452,747
Effect of changes in exchange rates on cash and cash equivalents	(3,672)	(1,118)
Net (decrease) increase in cash and cash equivalents	(282,787)	386,055
Cash and cash equivalents, beginning of period	1,014,511	203,891
Cash and cash equivalents, end of period	$731,724	$589,946

Supplemental cash flow disclosures
Cash paid for income taxes	$36,226	$7,848
Cash paid for operating leases, net of incentives received	$18,610	$10,008
Modification of cash-settled stock-based compensation awards into equity-settled awards	$—	$206,669

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$1,944	$208
Right-of-use assets obtained in exchange for lease obligations	$17,508	$1,374
Note payable issued for dividend declared	$—	$500,000
Expiration of contingency associated with Class A common stock option exercised	$—	$120,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Notes to Condensed Consolidated Financial Statements
1.SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Qualtrics International Inc. (“Qualtrics” or “the Company”) was incorporated in the state of Delaware in September 2014. Qualtrics has built the first experience management platform (“XM Platform”) to design and manage customer, employee, product, and brand experiences. The Company sells subscriptions to its XM Platform and provides professional services primarily consisting of research services, implementation services, and engineering services.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2022, and the condensed consolidated statements of operations, comprehensive loss, and stockholders' equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to fairly state the Company's financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the standalone selling prices for the Company’s services, deferred contract acquisition costs, the period of benefit generated from deferred contract acquisition costs, valuation of the Company’s equity and cash settled stock-based compensation, valuation of certain intangible assets that were acquired as part of business combinations, valuation of the distribution liability related to the tax sharing agreement with SAP, valuation of deferred income tax assets, uncertain tax positions, contingencies, the determination of whether a contract contains a lease, determining the incremental borrowing rate for the calculation of the present value of lease liabilities, and litigation accruals. Actual results could differ from those estimates.
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

Judgment is required to determine whether revenue is to be recognized at a point in time or over time. For performance obligations satisfied over time, we measure progress using the method that best reflects Qualtrics’ performance.
All judgments and estimates mentioned above can significantly impact the timing and amount of revenue to be recognized.
Contract Balances
The Company bills in advance for annual contracts, and at times enters into non-cancelable multi-year deals. Non-cancelable multi-year deals typically include price escalations each year. The Company recognizes revenue on a straight-line basis over the non-cancelable term and accounts for the difference between straight-line revenue and revenue from invoiced amounts as a contract asset. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of September 30, 2022 were $23.0 million and $17.5 million, respectively. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of December 31, 2021 were $18.1 million and $14.0 million, respectively.
The Company records contract liabilities to deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer prior to the related performance obligation being fulfilled. In certain circumstances, we receive consideration from customers in advance of a specific service being identified. Total consideration received in advance of a specific service being identified totaled $28.5 million and $33.0 million as of September 30, 2022 and December 31, 2021, respectively, and is included in deferred revenue. The following table shows the amount of revenue included in prior period deferred revenue for each of the Company’s revenue generating solutions:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2022	2021	2022	2021
Subscription revenue:
Revenue included in prior period deferred revenue	$128,932	$93,347	$519,574	$386,916
Revenue generated from same period billings	185,833	126,967	376,577	224,832
Total subscription revenue	$314,765	$220,314	$896,151	$611,748
Professional services and other revenue:
Revenue included in prior period deferred revenue	$16,175	$11,699	$62,204	$51,513
Revenue generated from same period billings	46,591	39,621	111,188	96,361
Total professional services and other revenue	$62,766	$51,320	$173,392	$147,874
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Amounts of a customer contract’s transaction price that are allocated to the remaining performance obligations represent contracted revenue that has not yet been recognized. They include amounts recognized as contract liabilities and amounts that are contracted but not yet due. The future estimated revenue related to unsatisfied performance obligations as of September 30, 2022 was $1,894.7 million, of which approximately $1,047.2 million is expected to be recognized as revenue over the next twelve months. The future estimated revenue related to unsatisfied performance obligations as of December 31, 2021 was $1,732.8 million. This estimate is based on the Company’s best judgment, as it needs to consider estimates of possible future contract modifications. The amount of transaction price allocated to the remaining performance obligations, and changes in this amount over time, are impacted by, among others, currency fluctuations and the contract period of our cloud contracts remaining at the balance sheet date and thus, by the timing of contract renewals.

Disaggregation of Revenue
The following table summarizes the revenue by region based on the address of customers who have contracted to use the Company’s cloud platform:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2022	2021	2022	2021
United States	$261,421	$192,114	$745,055	$537,632
International	116,110	79,520	324,488	221,990
Total revenue	$377,531	$271,634	$1,069,543	$759,622
No single country outside the United States accounted for 10% or more of revenue during the three and nine months ended September 30, 2022 and 2021.
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
The Company establishes allowances for bad debt and cancellations based on historical collection data and customer specific circumstances. The allowance for bad debt, as needed, is established with a charge to bad debt expense in the consolidated statements of comprehensive loss. The Company’s allowance for bad debt was $6.1 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively. Bad debt expense was $2.0 million and not material during the three months ended September 30, 2022 and 2021, respectively. Bad debt expense was $5.0 million and not material during the nine months ended September 30, 2022 and 2021, respectively. The Company’s allowance for cancellations was $20.3 million and $17.5 million as of September 30, 2022 and December 31, 2021, respectively. During the three months ended September 30, 2022 and 2021, $1.3 million and $(1.2) million of net additions (reductions) were charged to revenue, respectively, and $0.6 million and $(5.0) million of net additions (reductions) were charged to deferred revenue, respectively. During the nine months ended September 30, 2022 and 2021, $1.4 million and $(3.5) million of net additions (reductions) were charged to revenue, respectively, and $1.4 million and $(16.5) million of net additions (reductions) were charged to deferred revenue, respectively. The allowance for cancellations is established with a reduction to revenue and deferred revenue. In the event of lack of payment due to a bankruptcy or other credit-related issues of a customer, the Company writes off the related accounts receivable with a reduction to the allowance for bad debt. In the event of lack of payment from a customer for issues unrelated to credit risk, the Company cancels the customer’s subscription access or service and writes off the corresponding accounts receivable with reductions to the allowance for cancellations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. No customer accounted for more than 10% of accounts receivable at September 30, 2022 and December 31, 2021. No single customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2022 and 2021.
Deferred Contract Acquisition Costs, net
Deferred contract acquisition costs, net is stated at gross deferred contract acquisition costs less accumulated amortization. Sales commissions and related payroll taxes for initial software-as-a-service (SaaS) subscription contracts earned by the Company’s sales force are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs on the consolidated balance sheets. The Company capitalized additional deferred contract acquisition costs of $31.7 million and $21.1 million during the three months ended September 30, 2022 and 2021, respectively, and $84.5 million and $55.0 million during the nine months ended September 30, 2022 and 2021, respectively.
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
Amortization of deferred contract acquisition costs were $18.5 million and $12.8 million for the three months ended September 30, 2022 and 2021, respectively, and $51.6 million and $36.0 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization of deferred contract acquisition costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.
Leases
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections available under Topic 842. Leases with a one-year term or less are not recognized on the balance sheet.
Internal-use Software
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of 24 months. The Company recognized amortization expenses of $5.1 million and $3.3 million related to capitalized internal-use software for the three months ended September 30, 2022 and 2021, respectively, and $13.5 million and $10.0 million for the nine months ended September 30, 2022 and 2021, respectively, within cost of subscription revenue.
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

2.CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following:

	As of September 30,	As of December 31,
in thousands	2022	2021
Cash	$349,990	$123,906
Money market mutual funds	381,734	890,605
Total cash and cash equivalents	$731,724	$1,014,511
3.FAIR VALUE MEASUREMENTS
See Note 1, “Summary of Business and Significant Accounting Policies” for additional details related to fair value measurements.
Cash and cash equivalents
The Company’s cash equivalents with regards to the money market mutual funds are classified within Level 1 of the fair value hierarchy.
Tax sharing liability
Since the SAP Acquisition, we have been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, we deconsolidated from the SAP Tax Group for U.S. federal income tax purposes. We expect to remain a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, we will make tax sharing payments to SAP related to certain share based payment awards that existed prior to or were granted at the time of the IPO, the Pre-IPO Awards. Upon deconsolidation from the SAP Tax Group, the initial tax sharing liability was recorded as a distribution payable to SAP in accounts payable and other liabilities and as a reduction to additional paid-in capital. Changes in the fair value of the tax sharing liability are recorded through other non-operating income (expense), net. As of September 30, 2022 and December 31, 2021, the Company’s distribution liability for the tax sharing agreement with SAP based on an estimated fair value totaled $61.0 million and $71.5 million, respectively.
The tax sharing agreement liability is estimated based on the estimated future tax benefits associated with the Pre-IPO Awards. The liability is classified within Level 3 of the fair value hierarchy and is based on the discounted estimated future cash flows of the liability. The primary assumptions used in the valuation include the amount of the estimated future tax deductions related to the Pre-IPO Awards, the Company’s estimated future taxable income or loss excluding the Pre-IPO Awards, including the ability and timing of when the Company will be able to utilize the tax deductions from the Pre-IPO Awards using a hypothetical with and without tax calculation, and the estimated discount rate, which is based on current market rates for unsecured liabilities with similar maturities and credit quality. Estimating the tax sharing liability balance requires significant estimates and assumptions which are inherently uncertain and therefore actual results could differ from those estimates. During the three and nine months ended September 30, 2022, the Company had no transfers in or out of Level 3 fair value measurements. The changes in the fair value of the tax sharing liability were as follows:

in thousands
Balance as of December 31, 2021	$(71,500)
Change in the fair value reported in other non-operating income (expense), net	10,500
Balance as of September 30, 2022	$(61,000)

4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of September 30,	As of December 31,
in thousands	2022	2021
Internal-use software	$42,899	$29,047
Server equipment	20,388	28,176
Leasehold improvements	86,537	80,301
Computer equipment	25,177	21,470
Land	13,383	13,383
Buildings	61,345	61,346
Furniture and fixtures	3,073	2,857
Software	3,034	3,252
Construction in progress	15,506	10,717
Total property and equipment	$271,342	$250,549
Accumulated depreciation and amortization	(69,579)	(58,222)
Property and equipment, net	$201,763	$192,327
The Company recognized depreciation and amortization expense related to its property and equipment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2022	2021	2022	2021
Cost of revenue	$7,227	$5,132	$19,853	$15,343
Research and development	1,462	864	4,561	2,307
Sales and marketing	2,228	1,508	6,399	4,174
General and administrative	426	343	1,469	897
Total depreciation and amortization expense	$11,343	$7,847	$32,282	$22,721
5.LEASES
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases. The leases have remaining terms of 1 to 14 years. Options to extend for up to 10 years have not been included because they are not reasonably certain to be exercised.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2022	2021	2022	2021
Operating lease cost	$7,341	$5,388	$22,254	$16,513
Variable and short-term lease cost	2,678	2,031	7,098	5,498
Other information related to leases was as follows:

	As of September 30,	As of December 31,
	2022	2021
Weighted average remaining lease term	10.9 years	11.9 years
Weighted average discount rate	2.08%	2.07%

As of September 30, 2022, the maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

As of September 30,
in thousands	2022
Remainder of 2022	3,087
2023	14,190
2024	28,241
2025	30,396
2026	31,038
Thereafter	203,591
Total minimum lease payments	$310,543
Less: imputed interest	(35,138)
Total	$275,405

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

in thousands
Cash, net of cash acquired	$81,189
Fair value of shares issued	1,059,354
Fair value of stock options assumed	127,139
Total	$1,267,682

Below is the allocation of the purchase price:

in thousands	Clarabridge
Accounts receivable	18,538
Prepaid expenses and other assets	2,888
Property and equipment	6,414
Customer relationships	101,160
Developed technology	151,530
Tradenames	1,240
Goodwill	1,064,002
Total assets acquired	1,345,772
Accounts payable	(2,724)
Accrued liabilities	(9,455)
Deferred revenue	(36,421)
Deferred tax liabilities	(25,133)
Other liabilities	(4,357)
Total assets acquired, net	$1,267,682
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
Adjustments in purchase price allocations during the nine months ended September 30, 2022 related to tax adjustments on pre-acquisition net operating losses and decreased deferred tax liabilities by $1.3 million with a corresponding decrease to goodwill. The goodwill arising from the acquisition consists largely of the synergies the Company is expected to achieve from combining the acquired assets and operations with its existing operations. Goodwill related to Clarabridge is not deductible for tax purposes.
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
The aggregate purchase price of these two acquisitions was $61.9 million, net of cash acquired. The allocation of the purchase price for the Usermind and SurveyVitals acquisitions is as follows:

in thousands	Usermind and SurveyVitals
Developed technology	$5,070
Customer relationships	8,440
Licenses and certifications	6,350
Tradenames	100
Goodwill	47,204
Other assets, net	947
Total assets acquired	68,111
Other liabilities, net	(6,168)
Total assets acquired, net	$61,943
Adjustments in purchase price allocations during the nine months ended September 30, 2022 related to adjustments to the intangible asset valuation models and decreased intangible assets by $0.8 million, tax adjustments from pre-acquisition research and development tax credits and decreased other assets, net by $0.1 million, and tax adjustments from a change in the pre-acquisition tax balances and decreased other liabilities, net by $0.4 million, with a corresponding total increase to goodwill of $0.5 million. The goodwill arising from the acquisitions consists largely of the synergies the Company is expected to achieve from combining the acquired assets and operations with its existing operations. Goodwill related to the acquisitions is not deductible for tax purposes.
7.GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Changes in the carrying amount of goodwill were as follows:

in thousands
Balance as of December 31, 2021	$1,118,768
Adjustments in purchase price allocations	(853)
Balance as of September 30, 2022	$1,117,915
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

Other intangible assets, net
Other intangible assets, net consisted of the following:

	As of September 30,	As of December 31,
in thousands	2022	2021
Patents	$751	$751
Developed technology	159,670	159,665
Customer relationships	111,700	111,965
Developed content	400	400
Tradename	1,890	1,915
Licenses and certifications	6,350	6,845
License agreements	1,500	1,500
Total intangible assets	$282,261	$283,041
Accumulated amortization	(58,617)	(18,541)
Other intangible assets, net	$223,644	$264,500
The Company recognized amortization expense related to its acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2022	2021	2022	2021
Cost of revenue	$7,452	$442	$22,529	$973
Sales and marketing	5,531	74	16,589	176
General and administrative	320	47	958	141
Total amortization of acquired intangible assets	13,303	563	40,076	1,290
Estimated amortization expense for intangible assets for the next five years consists of the following:

As of September 30,
in thousands	2022
Remainder of 2022	13,228
2023	51,002
2024	50,885
2025	49,934
2026	41,366
Thereafter	17,229
Total	$223,644

8.ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	As of September 30,	As of December 31,
in thousands	2022	2021
Accrued wages, bonuses and commissions	$72,793	$93,021
Accrued payroll taxes	6,426	7,295
Other accrued expenses	34,481	44,037
Accrued income taxes	10,931	23,049
Total accrued liabilities	$124,631	$167,402
(1)
9.COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. The Company is not presently a party to any litigation the outcome of which, it believes, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its business, operating results, or financial condition.
10.STOCK-BASED COMPENSATION
Stock-based compensation expense, including cash settled, for the three and nine months ended September 30, 2022 and 2021 was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2022	2021	2022	2021
Cost of subscription revenue	$4,905	$2,516	$13,783	$8,522
Cost of professional services and other revenue	9,445	6,977	25,754	18,161
Research and development	28,722	33,697	115,553	89,410
Sales and marketing	55,622	36,651	155,540	94,917
General and administrative	148,582	196,979	467,962	553,582
Total stock-based compensation expense, including cash settled	247,276	276,820	778,592	764,592
Cash Awards
During the three months ended September 30, 2022 and 2021, less than 0.1 million Qualtrics Rights and Move SAP RSUs vested and were settled for $0.7 million and $2.9 million in cash, respectively. During the nine months ended September 30, 2022 and 2021, less than 0.1 million and 1.8 million Qualtrics Rights and Move SAP RSUs vested and were settled for $4.7 million and $76.9 million in cash, respectively. The unrecognized expense related to

Qualtrics Rights and Move SAP RSUs was $0.7 million and $4.4 million as of September 30, 2022 and December 31, 2021, respectively, and will be recognized over a remaining vesting period of up to two years.
Equity Awards
Qualtrics RSUs
The following table sets forth the outstanding Qualtrics RSUs and related activity for the nine months ended September 30, 2022:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	82,164	$43.11
Granted	32,117	21.69
Vested	(28,824)	42.03
Forfeited/Canceled	(5,208)	37.19
Outstanding as of September 30, 2022	80,249	$35.31
The total fair value of RSUs that vested during the three months ended September 30, 2022 and 2021 was $20.2 million and $15.3 million, respectively. The total fair value of RSUs that vested during the nine months ended September 30, 2022 and 2021 was $704.0 million and $184.4 million, respectively. As of September 30, 2022, there was $2,251.0 million of unrecognized stock-based compensation expense related to outstanding Qualtrics RSUs, which is expected to be recognized over a weighted-average period of 2.6 years.
Qualtrics Options
On October 1, 2021, in connection with the acquisition of Clarabridge, the Company assumed the outstanding Clarabridge stock option plans and converted all outstanding stock options into Qualtrics options. The following table sets forth the outstanding common stock options and related activity for the nine months ended September 30, 2022:

	Number of Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,855	$4.84	6.3	$56,684
Exercised	(257)	4.11
Forfeited/Expired	(27)	6.34
Outstanding as of September 30, 2022	1,571	$4.93	5.4	$8,238
Vested and exercisable at September 30, 2022	787	$4.61	5.4	$4,387
The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of September 30, 2022 is based on the market closing price of the Company's Class A common stock on that date. The aggregate intrinsic value of options exercised was $1.1 million and $4.3 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2022, there was $11.8 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 2 years.
Qualtrics Employee Stock Purchase Plan
In December 2020, the Company's board of directors approved the 2021 Qualtrics International Inc. Employee Stock Purchase Plan (the “ESPP”), which became effective in January 2021. Each employee who is a participant in the ESPP may purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 20% of his or her compensation for each pay period. Accumulated contributions are used to purchase shares on the last business day of the purchase period at a price equal to 85% of the fair market value of the shares on the first business day of the offering period or the last business day of the offering period, whichever is lower, provided that no more than the number of shares of Class A common stock determined by dividing $15,000 by the fair market value of the shares on the first business day of the offering period may be purchased by any one employee during each purchase period. An employee may also purchase no more than $25,000 worth of shares of Class A common stock for each calendar year in which a purchase right is outstanding. The Company recognized compensation expense associated with the ESPP of $9.3 million and $4.3 million during the three months ended September 30, 2022 and 2021, respectively, and $19.6 million and $11.9 million during the nine months ended September 30, 2022 and 2021, respectively.
11.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the calculation of basic net loss per share attributable to common stockholders during the periods presented:

in thousands (except share amount)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common shareholders	$(233,548)	$(286,033)	$(805,118)	$(749,374)
Denominator:
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholders, basic and diluted	586,850,097	515,212,996	581,664,521	503,781,082
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.56)	$(1.38)	$(1.49)

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

	As of September 30, 2022	As of December 31, 2021
Qualtrics restricted stock units	80,248,895	82,163,894
Qualtrics options	1,570,517	1,854,965
Qualtrics employee stock purchase program	992,769	687,000
12.INCOME TAXES
The Company has an effective tax rate of 1.4% and (1.9)% for the three months ended September 30, 2022 and 2021, respectively, and (0.9)% and 0.6% for the nine months ended September 30, 2022 and 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in its foreign jurisdictions. Our effective tax rate is affected by tax rates in both U.S. and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance.
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
During the three months ended September 30, 2022 and 2021, the Company recognized revenue of $10.6 million and $6.0 million, respectively, from SAP and its affiliates in exchange for services and products. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $31.6 million and $16.8 million, respectively, from SAP and its affiliates in exchange for services and products. Total costs charged from SAP and its affiliates to the Company were $12.1 million and $13.3 million during the three months ended September 30, 2022 and 2021, respectively, and $34.0 million and $40.5 million during the nine months ended September 30, 2022 and 2021, respectively. Total costs charged from the Company to SAP and its affiliates were $3.7 million and $5.5 million during the three months ended September 30, 2022 and 2021, respectively, and $11.8 million and $14.6 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the outstanding receivable and payable balance with SAP and its affiliates was $17.9 million and $8.5 million, respectively. As of December 31, 2021, the outstanding receivable and payable balance with SAP and its affiliates was $42.0 million and $13.3 million, respectively.
Because of the SAP Acquisition, we had been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, we deconsolidated from the SAP Tax Group for U.S. federal income tax purposes. We expect to remain a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, we will make certain tax sharing payments to SAP. As of September 30, 2022, the Company’s distribution liability for the tax sharing agreement with SAP totaled $78.0 million, consisting of $17.0 million based on our separate tax liability included on SAP Tax Group returns and $61.0 million based on an estimated fair value of the liability related to Pre-IPO Awards. As of December 31, 2021, the Company’s distribution liability for the tax sharing agreement with SAP totaled $88.5 million, consisting of $17.0 million based on our separate tax liability included on SAP Tax Group returns and $71.5 million based on an estimated fair value of the liability related to Pre-IPO Awards.
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
Certain Board members of the Company and certain Supervisory Board and Executive Board members of SAP SE currently hold, or held within the last year, positions of significant responsibility with other entities. We have relationships with certain of these entities in the ordinary course of business. During the three and nine months ended September 30, 2022, and 2021, revenue and charges from these related parties were immaterial.
In December 2020, Ryan Smith, our Founder and Executive Chair, acquired a majority interest in the Utah Jazz basketball franchise, the associated venue, and certain related sports teams and operations and business interests. In 2019, the Company entered into multi-year agreements with the Utah Jazz related to ticket purchases, advertising, sponsorships, and the Utah Jazz Five for the Fight Campaign, under which we were billed $0.3 million and $0.4 million during the three months ended September 30, 2022 and 2021, respectively, and $2.6 million and $4.2 million during the nine months ended September 30, 2022 and 2021, respectively.

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
Overview
We created the first experience management platform to design and manage customer, employee, product, and brand experiences. Our platform serves as a business operating system for experience management. The Qualtrics Experience Management Platform, or XM Platform, is a system of action that helps companies design and improve the experiences they provide to their many constituents across these four core experiences.
Our revenue was $377.5 million and $271.6 million for the three months ended September 30, 2022 and 2021, respectively, representing year-over-year growth of 39%. Our revenue was $1,069.5 million and $759.6 million for the nine months ended September 30, 2022 and 2021, respectively, representing year-over-year growth of 41%. For the three months ended September 30, 2022 and 2021, our net loss was $233.5 million and $286.0 million, respectively, and $805.1 million and $749.4 million for the nine months ended September 30, 2022 and 2021, respectively. The results of our operations for the three and nine months ended September 30, 2022 and 2021 were impacted by equity and cash settled stock-based compensation expense.
We generate revenue by selling subscriptions to our XM Platform and integrated solutions, as well as professional services. Over 99% of our contracts have a subscription period of one year or longer, and we primarily bill annually in advance. Subscription revenue comprised approximately 83% and 84% of our total revenue for the three and nine months ended September 30, 2022, respectively. We have a diversified customer base consisting of organizations of various sizes across virtually all industries. Our largest customer accounted for less than 3% of revenue during the three and nine months ended September 30, 2022, and our largest industries by annual recurring revenue, or ARR, as of September 30, 2022 were financial services, professional and business services, education, technology, government, and healthcare. ARR is calculated by annualizing subscription revenue in the last month of a period.
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
As of September 30, 2022, we had over 5,600 employees.
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
Our revenue outside of the United States represented 31% and 29% of our total revenue during the three months ended September 30, 2022 and 2021, respectively, and 30% and 29% of our total revenue during the nine months ended September 30, 2022 and 2021, respectively. We initially started our expansion outside of the United States in English-speaking countries, such as Ireland, the United Kingdom, Canada, and Australia, as we were able to leverage our core technologies and go-to-market motion. Since opening our first international office in Dublin, Ireland in 2013, we now have over 25 sales offices in countries around the globe.
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
We continue to increase the number of customers who have entered into larger subscriptions with us. We had 2,199 customers with ARR of $100,000 or more as of September 30, 2022, up from 1,940 as of December 31, 2021. The number of customers with ARR of $100,000 or more indicates the strategic importance of our XM Platform for enterprise customers and our ability to both initially land significant accounts and grow them over time.
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
We calculate our net retention rate on a trailing four-quarter basis. As of September 30, 2022, our net retention rate was 124%. Our net retention rate was 128% as of December 31, 2021.
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
Response to COVID-19
In response to the COVID-19 pandemic, we implemented a variety of measures, including a COVID-19 task force, a temporary work from home policy, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees, all of which have the potential to result in disruptions to how we operate our business. We have begun relaxing many of these measures, in compliance with local restrictions and orders, including the implementation of a hybrid work policy, but some of them are ongoing. Our employees’ health and safety is our top priority, and we continue to monitor the status of the pandemic globally. Our customers and partners have similarly been impacted. Our XM Platform enables customers to focus on managing their customer, employee, product, and brand experiences, which is increasingly important in a digitally connected world. Although we believe our business is well-suited to navigate the current environment, the ultimate impact of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct and indirect impact on our business, results of operations, and financial condition will depend on future developments that are uncertain. We have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, sales productivity, the value and duration of subscriptions, supply of goods and services provided by third parties, collections of accounts receivable, our IT and other expenses, our ability to focus time and attention on our core business, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition.
We have also experienced, and may continue to experience, certain positive impacts on other aspects of our business, including an increase in sales of our platform to state, local, and federal governments and non-profit organizations to help them navigate through the pandemic as well as sales of vaccine and testing verification solutions on our XM Platform. Moreover, we have seen a reduction in certain operating expenses due to reduced business travel, reduced office use, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. Additionally, we believe that the COVID-19 pandemic could also accelerate customer transformation into digital businesses, which we expect will generate additional opportunities for us in the future. These benefits, however, may be reduced by difficulties in renewing licenses for pandemic-related solutions and increased operating costs as the world emerges from the COVID-19 pandemic.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenue:
Subscription	$314,765	$220,314	$896,151	$611,748
Professional services and other	62,766	51,320	173,392	147,874
Total revenue	377,531	271,634	1,069,543	759,622
Cost of revenue(1)(2):
Subscription	51,087	23,802	143,454	65,865
Professional services and other	60,577	43,041	171,925	127,522
Total cost of revenue	111,664	66,843	315,379	193,387
Gross profit	265,867	204,791	754,164	566,235
Operating expenses(1)(2):
Research and development	98,333	83,875	320,488	226,552
Sales and marketing	225,124	161,570	663,098	449,446
General and administrative	182,280	236,810	572,954	637,944
Total operating expenses	505,737	482,255	1,556,540	1,313,942
Operating loss	(239,870)	(277,464)	(802,376)	(747,707)
Other non-operating income (expense), net	3,058	(3,160)	4,239	(6,091)
Loss before income taxes	(236,812)	(280,624)	(798,137)	(753,798)
Provision for income taxes	(3,264)	5,409	6,981	(4,424)
Net loss	$(233,548)	$(286,033)	$(805,118)	$(749,374)
________________
(1)Includes equity and cash settled stock-based compensation expense, including cash settled, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Cost of subscription revenue	$4,905	$2,516	$13,783	$8,522
Cost of professional services and other revenue	9,445	6,977	25,754	18,161
Research and development	28,722	33,697	115,553	89,410
Sales and marketing	55,622	36,651	155,540	94,917
General and administrative	148,582	196,979	467,962	553,582

(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$7,452	$442	$22,529	$973
Sales and marketing	5,531	74	16,589	176
General and administrative	320	47	958	141

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a % of revenue)
Revenue:
Subscription	83	81	84	81
Professional services and other	17	19	16	19
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	14	9	13	9
Professional services and other	16	16	16	17
Total cost of revenue	30	25	29	26
Gross profit	70	75	71	74
Operating expenses:
Research and development	26	31	30	30
Sales and marketing	60	59	62	59
General and administrative	48	87	54	84
Total operating expenses	134	177	146	173
Operating loss	(64)	(102)	(75)	(99)
Other non-operating income (expense), net	1	(1)	—	(1)
Loss before income taxes	(63)	(103)	(75)	(100)
Provision for income taxes	(1)	2	1	(1)
Net loss	(62)%	(105)%	(76)%	(99)%
Comparison of the three months ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
Subscription revenue	$314,765	$220,314	$94,451	43%
Professional services and other revenue	62,766	51,320	11,446	22%
Total revenue	$377,531	$271,634	$105,897	39%
Subscription revenue increased by $94.5 million, or 43%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase was due to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, approximately $73.5 million was attributable to existing customers and approximately $21.0 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our XM Platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $11.4 million, or 22%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase was due to an increase in revenue from larger customers, who generally require more services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$51,087	$23,802	$27,285	115%
Cost of professional services and other revenue	60,577	43,041	17,536	41%
Total cost of revenue	111,664	66,843	44,821	67%

Subscription gross profit	263,678	196,512	67,166	34%
Professional services and other gross (loss) profit	2,189	8,279	(6,090)	(74)%
Total gross profit	$265,867	$204,791	$61,076	30%

Subscription gross margin	84%	89%
Professional services and other gross margin	3%	16%
Total gross margin	70%	75%
Cost of subscription revenue increased $27.3 million, or 115%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase was driven by a $8.3 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $7.8 million increase in server costs, a $7.0 million increase in amortization expense related to acquired intangible assets, a $2.4 million increase in stock-based compensation expense, and a $1.8 million increase in amortization of internal use software. Cost of professional services and other revenue increased $17.5 million, or 41%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase was driven by a $9.3 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $5.7 million increase in professional services vendor costs, and a $2.5 million increase in stock-based compensation expense.
Our gross margins decreased from 75% during the three months ended September 30, 2021 to 70% during the three months ended September 30, 2022, due to a decrease in subscription gross margins driven by an increase in amortization expense and other expenses discussed above and a decrease in professional services and other gross margins based on the changes discussed above. Our professional services and other gross margins reflect our investment in certain of our professional services and our partner ecosystem, which facilitate the adoption of our subscription offerings and help us to secure subscription revenue contracts and ensure our customers' success.
Operating Expenses
Research and development

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
Research and development	$98,333	$83,875	$14,458	17%
Research and development expenses increased $14.5 million, or 17%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase was driven by a $17.7 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring as we continue to add to and enhance our products, a $1.4 million increase in vendor costs, and a $0.4 million increase in employer payroll tax on employee stock transactions, offset by an $5.0 million decrease in stock-based compensation expense.

Sales and marketing

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
Sales and marketing	$225,124	$161,570	$63,554	39%
Sales and marketing expenses increased $63.6 million, or 39%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase in sales and marketing was driven by a $40.9 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $19.0 million increase in stock-based compensation expense, a $5.5 million increase in amortization expense, a $1.9 million increase in travel-related expenses, and a $0.8 million increase in employer payroll tax on employee stock transactions, offset by a $4.5 million decrease in marketing spend.
General and administrative

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
General and administrative	$182,280	$236,810	$(54,530)	(23)%
General and administrative expenses decreased $54.5 million, or 23%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The decrease in general and administrative expenses was driven by a $48.4 million decrease in stock-based compensation expense and a $13.4 million decrease in acquisition related costs, offset by a $6.5 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring and a $0.5 million increase in employer payroll tax on employee stock transactions.
Other non-operating income (expense), net
Other non-operating income (expense), net increased $6.2 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase was driven by a $4.0 million non-operating gain related to the change in the fair value of our distribution liability related to our tax sharing agreement with SAP, a $3.0 million increase in interest income, and a $1.7 million decrease in interest expense, offset by foreign currency transaction losses.
Provision (benefit) for income taxes
Provision (benefit) for income taxes decreased $8.7 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The change was primarily due to a decrease in an uncertain tax liability and a decrease in current tax expense forecasted in the U.S. and the impact of valuation allowances recorded against our deferred tax assets for the three months ended September 30, 2022, compared to the recording of an uncertain tax liability recorded as a discrete item in the three months ended September 30, 2021.
Our effective tax rate was 1.4% for the three months ended September 30, 2022, as compared to (1.9)% for the three months ended September 30, 2021.
The difference between the U.S. statutory rate of 21% and our effective tax rate, on a loss before income taxes, is primarily driven by rate adjustments due to foreign taxes, non-deductible share-based compensation, current tax expense forecasted in the U.S., and the impact of valuation allowances recorded against our deferred tax assets.

Comparison of the nine months ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
Subscription revenue	$896,151	$611,748	$284,403	46%
Professional services and other revenue	173,392	147,874	25,518	17%
Total revenue	$1,069,543	$759,622	$309,921	41%
Subscription revenue increased by $284.4 million, or 46%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase was due to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, approximately $211.5 million was attributable to existing customers and approximately $72.9 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our XM Platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $25.5 million, or 17%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase was primarily due to an increase in revenue from larger customers, who generally require more services.
Cost of revenue, gross profit, and gross margin

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$143,454	$65,865	$77,589	118%
Cost of professional services and other revenue	171,925	127,522	44,403	35%
Total cost of revenue	315,379	193,387	121,992	63%

Subscription gross profit	752,697	545,883	206,814	38%
Professional services and other gross (loss) profit	1,467	20,352	(18,885)	(93)%
Total gross profit	$754,164	$566,235	$187,929	33%

Subscription gross margin	84%	89%
Professional services and other gross margin	1%	14%
Total gross margin	71%	75%
Cost of subscription revenue increased $77.6 million, or 118%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, consistent with the increase in subscription revenue growth over the same period. This increase was driven by a $26.6 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $21.6 million increase in amortization expense, a $20.5 million increase in server costs, a $5.3 million increase in stock-based compensation expense, and a $3.4 million increase in amortization of internal use software. Cost of professional services and other revenue increased $44.4 million, or 35%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase was driven by a $19.7 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $16.5 million increase in professional services vendor costs, and a $7.6 million increase in stock-based compensation expense.

Our gross margins decreased from 75% during the nine months ended September 30, 2021 to 71% during the nine months ended September 30, 2022, due primarily to a decrease in subscription gross margins driven by an increase in amortization expense and other expenses discussed above and a decrease in professional services and other gross margins based on the changes discussed above. Our professional services and other gross margins reflect our investment in certain of our professional services and our partner ecosystem, which facilitate the adoption of our subscription offerings and help us to secure subscription revenue contracts and ensure our customers' success.
Operating Expenses
Research and development

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
Research and development	$320,488	$226,552	$93,936	41%
Research and development expenses increased $93.9 million, or 41%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase was driven by a $59.8 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring as we continue to add to and enhance our products, a $26.1 million increase in stock-based compensation expense, a $4.3 million increase in employer payroll tax on employee stock transactions, and a $3.7 million increase in outside vendor costs.
Sales and marketing

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
Sales and marketing	$663,098	$449,446	$213,652	48%
Sales and marketing expenses increased $213.7 million, or 48%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase in sales and marketing was driven by an $121.7 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $60.6 million increase in stock-based compensation expense, an $16.4 million increase in amortization expense, a $11.2 million increase in travel-related expenses, and a $4.0 million increase in employer payroll tax on employee stock transactions, offset by a $0.4 million decrease in marketing spend.
General and administrative

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
General and administrative	$572,954	$637,944	$(64,990)	(10)%
General and administrative expenses decreased $65.0 million, or 10%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease in general and administrative expenses was driven by a $85.6 million decrease in stock-based compensation expense and a $12.6 million decrease in acquisition related costs, offset by a $25.0 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring and a $7.3 million increase in employer payroll tax on employee stock transactions.
Other non-operating income (expense), net
Other non-operating income (expense), net increased $10.3 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase was driven by a $10.5 million non-

operating gain related to the change in the fair value of our distribution liability related to our tax sharing agreement with SAP, a $4.1 million increase in interest income, and a $4.6 million decrease in interest expense, offset by foreign currency transaction losses.
Provision (benefit) for income taxes
Provision (benefit) for income taxes increased $11.4 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, and our effective tax rate was (0.9)% for the nine months ended September 30, 2022, as compared to 0.6% for the nine months ended September 30, 2021. The change was primarily due to a share-based compensation shortfall recorded in the nine months ended September 30, 2022, as well as the net benefit related to the change in uncertain tax liabilities and tax benefits related to the finalization of tax returns in various foreign jurisdictions, both recorded during the nine months ended September 30, 2021.
Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $731.7 million. Our cash and cash equivalents consist primarily of cash and money market funds. As of September 30, 2022, we had $28.8 million of our cash and cash equivalents held by our foreign subsidiaries.
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
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash flows used in operating activities	$(5,994)	$(10,863)
Net cash used in investing activities	(36,203)	(54,711)
Net cash flows provided by financing activities	(236,918)	452,747
Effect of exchange rate changes on cash and cash equivalents	(3,672)	(1,118)
Net increase in cash and cash equivalents	$(282,787)	$386,055
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
For the nine months ended September 30, 2022, net cash used in operating activities was $6.0 million, which resulted from a net loss of $805.1 million, adjusted for $778.6 million in stock-based compensation expense, cash settlement of stock-based payment liabilities of $4.7 million, additional non-cash charges of $118.9 million, and net cash outflow of $93.6 million from changes in operating assets and liabilities. Additional non-cash charges primarily consisted of $72.4 million of depreciation and amortization expense, $51.6 million of amortization of deferred contract acquisition costs, and $22.3 million related to the reduction of right-of-use assets from operating leases, offset by $17.1 million in deferred income tax benefits and a $10.5 million change in the fair value of the tax sharing distribution liability. The outflow from operating assets and liabilities was primarily due to an $84.5 million increase in deferred contract acquisition costs as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, a $61.4 million decrease in deferred revenue, a $56.0 million decrease in accrued liabilities and accounts payable, a $17.3 million decrease in lease liabilities, and a $6.8 million increase in prepaid and other assets, offset by a $135.5 million decrease in accounts receivable due to the timing of collections.
For the nine months ended September 30, 2021, net cash used in operating activities was $10.9 million, which resulted from a net loss of $749.4 million, adjusted for $764.6 million in stock-based compensation expense, cash settlement of stock-based payment liabilities of $76.9 million, additional non-cash charges of $72.5 million, and net cash outflow of $21.7 million from changes in operating assets and liabilities. Additional non-cash charges primarily consisted of $36.0 million of amortization of deferred contract acquisition costs, $24.0 million of depreciation and amortization expense, and $16.6 million related to the reduction of right-of-use assets from operating leases. The outflow from operating assets and liabilities was primarily due to a $55.0 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, an $18.1 million increase in prepaid and other assets, a $10.4 million decrease in lease liabilities, and a $1.0 million decrease in other liabilities, partially offset by a $37.3 million decrease in accounts receivable due to the timing of collections, an $18.8 million increase in deferred revenue, and a $6.6 million increase in accrued liabilities and accounts payable.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of property and equipment, particularly for capital expenditures for our data centers, capitalized software, and improvements to existing and new office spaces.
Net cash used in investing activities during the nine months ended September 30, 2022 and 2021 of $36.2 million and $54.7 million, respectively, resulted primarily from capital expenditures for our XM Platform and office build-outs and $25.0 million cash paid for business combinations during the nine months ended September 30, 2021.
Financing activities
Net cash used in financing activities of $236.9 million during the nine months ended September 30, 2022 consisted of $270.9 million in payments of payroll withholding taxes to net settle equity awards, offset by $34.0 million in proceeds from the exercise of stock options and issuance of Class A stock under our employee stock purchase plan.
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

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The aggregate transaction price of remaining performance obligations is expected to be recognized as revenue as follows:

	As of September 30,	As of December 31,
	2022	2021
	(In thousands)
Next 12 Months	$1,047,185	$1,011,768
Thereafter	847,515	721,069
Total	$1,894,700	$1,732,837
These amounts are based on our best judgment, as we need to consider estimates of possible future contract modifications. The amount of transaction price allocated to the remaining performance obligations, and changes in this amount over time, are impacted by currency fluctuations, the contract period of our cloud contracts remaining at the balance sheet date and the timing of contract renewals, among others.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space, non-cancelable contracts for cloud infrastructure services and other services, and obligations under our tax sharing agreement with SAP. There have been no material changes in our contractual obligations and commitments, as disclosed in our Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022.
As of September 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Interest rate risk
We had cash and cash equivalents of $731.7 million as of September 30, 2022. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
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
We recorded $(4.1) million and $(1.6) million in net foreign currency transaction losses in the three months ended September 30, 2022 and 2021, respectively, and $(10.6) million and $(1.8) million in net foreign currency transaction losses in the nine months ended September 30, 2022 and 2021, respectively. A hypothetical 10% change in foreign currency rates would not have had a material impact on our operating results for the three and nine months ended September 30, 2022 and 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2022. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A key focus of our company is to continue to expand our operations outside of the United States. In order to do so, we use a hub-and-spoke sales model, comprised of a centralized inside-sales team surrounded by regional direct sales efforts. We have invested significant effort to building and optimizing our international growth. For the three and nine months ended September 30, 2022, 31% and 30% of our revenue is from outside the United States, respectively, and we have continued to add employees and offices in new countries. We expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our XM Platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our XM Platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. If we are not successful in converting our investments in international expansion to additional revenue, our business and results of operations may be harmed. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. In addition, in certain ways it was easier for us to expand internationally as a previously wholly-owned subsidiary of SAP, given SAP’s significant global presence, than it is as a majority-owned subsidiary of SAP. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 3rd day of November, 2022.

QUALTRICS INTERNATIONAL INC.

By:	/s/ Zig Serafin
Zig Serafin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rob Bachman
Rob Bachman
Chief Financial Officer (Principal Financial and Accounting Officer)