Form 10-K
period 2022-12-31
Qualtrics International Inc.
filed 2023-02-24
CIK 1747748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatement that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based on $12.51, which was the closing price of a share of the registrant’s Class A common stock on June 30, 2022, as reported by The Nasdaq Global Select Market) was approximately $1.4 billion.

As of February 16, 2023, the registrant had 602,456,311 shares of common stock outstanding, consisting of 179,285,701 shares of Class A common stock and 423,170,610 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, are incorporated by reference into Part III of this Form 10-K where indicated. Such 2023 Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•our ability to address and overcome challenges caused by the current economic downturn;
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
•our ability to realize cost savings and achieve other benefits related to our restructuring efforts;
•our anticipated investments in sales and marketing and research and development;
•our ability to maintain, protect, and enhance our intellectual property rights;
•our ability to successfully defend litigation brought against us;
•our ability to maintain data privacy and data security, including compliance with the broad spectrum of relevant laws;
•our ability to remediate our material weakness in our internal control over financial reporting;
•the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•our ability to comply with modified or new laws and regulations applying to our business;
•the effects on our business of recent volatility in capital markets and lower market prices for our securities;

•our ability to respond to and overcome challenges brought by the COVID-19 pandemic;
•our ability to meet investor and customer expectations and evolving regulations regarding environmental, social and governance issues;
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

Part I.
Item 1. Business
Overview
Qualtrics pioneered a new category of software, experience management, or XM, that enables organizations to find and fix broken experiences and drive operational improvements to improve customer loyalty, increase employee retention, and become a brand that people love.
Qualtrics technology helps organizations find and keep customers, retain and engage employees, and improve their competitive position in their product categories and talent markets. Our XM Platform helps organizations listen to their employees and customers, understand their feedback, and then take action in response.
Why It Matters:
The experiences organizations deliver are vital to their ability to compete and win. In 2022, half of consumers said they had cut spending or switched brands due to a poor experience, potentially impacting $3.1 trillion in global spending, according to the XM institute. The global pandemic, which has altered the way people work, shop, and interact with each other, accelerated a shift in nearly every expectation people have of businesses.
Companies are facing an economic downturn, and they need to focus on the essentials – finding and keeping customers, retaining key employees, bringing the right products to market, and mitigating risks that exist in the business. They cannot afford customer churn, unexpected employee departures, or costly compliance issues. Qualtrics seeks to protect companies from these risks by helping them:
•quickly identify points of friction in the customer journey – from the website to the contact center – and resolve issues immediately to win new customers and deepen customer satisfaction of existing ones; and
•understand exactly where and why employees are frustrated so they can quickly intervene to keep their employees productive and reduce unwanted attrition.
And Qualtrics helps its customers to do this with empathy, speed, and scale.
Experience management is growing because businesses are facing unprecedented fluidity and risk. Nearly a quarter of a million people list “Qualtrics” as a skill on LinkedIn, and more than 5.6 million people list “experience management” as a skill, demonstrating our Company’s transformative influence on the world of work. Qualtrics helps companies get things right to attract great talent, develop loyalty among their customers, and build lasting, meaningful businesses and brands.
Qualtrics is a mission-critical software platform that enables breakthrough design and continuous improvement of customer and employee experiences on a single, secure, cloud-native platform.
In addition to using surveys to collect post-transaction feedback to monitor trends in satisfaction scores, our XM Platform enables organizations to bring together all of their experience data, both structured and unstructured, analyze it with native advanced AI-powered analytics, and take real-time action to continually improve the experiences they deliver to their customers and employees.
As of December 31, 2022, the Qualtrics XM Platform is trusted by more than 18,750 customers of all sizes, including over 90% of the Fortune 100. The broad adoption of our platform is facilitated by a multi-pronged go-to-market model comprised of inside and field sales teams, joint solution selling with SAP, and our growing Qualtrics Partner Network (“QPN”) of over 400 global member companies that are partnering with us on our platform to help drive breakthrough business outcomes for our customers.

Qualtrics is a system of action that guides users with specific instructions for improvement and automated actions to improve experiences. It provides each individual employee in an organization a powerful, easy-to-use interface that creates everyday habits to take action on feedback from customers and employees. It has the power to change organizational behavior and create a culture of action.
The Qualtrics XM Platform
The Qualtrics XM Platform helps organizations design the next set of experiences that will attract new customers and employees, and then continuously improve each of those experiences to stay relevant, retain customers and employees, and become even more competitive across the four core experiences of business—employee, customer, brand, and product.
In 2022, the Qualtrics XM Platform reached 10 billion Experience iDs over the life of the XM Platform—serving as the largest human sentiment database in the world. Innovations on the XM Platform have deepened Qualtrics’ ability to give organizations quick, actionable insights to drive business results, and deepen their customer relationships.
Qualtrics captures every form of customer and employee feedback, including survey responses, contact center chat interactions, social media posts, product reviews, and more. With advanced machine learning and AI, Qualtrics analyzes this data to understand the emotion, effort, and intent behind the words. Experience iD captures all of this customer experience data in a single profile, creating a digital history of all user interactions and experiences over time in a single view.
Qualtrics’ AI technology captures aggregated data, offering organizations insights to help them take the right action to improve customer experiences. The data captured within XiD also enables development of a library of benchmark metrics, such as Customer Satisfaction (“CSAT”) and Net Promoter Score (“NPS”), so companies can assess their results against their peers.
Listen - Experience ID: Listen to every customer, and remember what they need
Experience iD offers a single, unified view of every form of customer and employee feedback, including survey responses, contact center chat interactions, social media posts, product reviews and more.
Qualtrics’ AI technology captures aggregated data within the 10 billion Experience iD profiles, offering organizations deeper insights to help them take the right action to improve customer experiences.
Understand - Understand what’s happening, why it’s happening, and take action
Qualtrics XM Discover helps organizations listen to, analyze and act on everything that customers and employees are saying on every platform with omnichannel conversational analytics, extending the power of Qualtrics to understand the emotion, intensity, and effort behind every customer and employee experience. By adding Discover to the Qualtrics XM Platform, it is simple and scalable for companies to ask people how they feel about their experiences, analyze the data with sophisticated analytics, and take action on feedback, whether they offered it through surveys or other places people share their experiences, such as customer service chats, social media, or online product reviews.
With Qualtrics CrossXM, company leaders can learn how their employee, customer and brand experiences impact one another, helping them identify the actions they can take to drive the biggest impact across their business. This innovation allows them to understand how key employee experience metrics, such as manager support, career development, and recognition, have a direct, statistically significant impact on customer outcomes. With these insights, leaders can focus on initiatives that will drive the most value for employees and customers.
Qualtrics has advanced natural language processing, or NLP, in 23 languages and over 150 categorization models to measure sentiment (the positivity or negative of comments), effort (the ease or difficulty expressed within feedback), emotions, empathy, intent, and more.

Act - Build a culture of action
With Experience Workflows, or xFlow, the Qualtrics XM Platform can automatically route recommended actions to the people in the best position to address issues with customers or employees using experience workflow automation. Employees can log into a role-based account and receive alerts relevant to their role and be given specific actions to drive improvement. The system tracks issues, progress, and next steps to help monitor progress and keep managers informed.
The Qualtrics XM Platform is well positioned to solve the key challenges companies are struggling with around the world today.
With Qualtrics, teams are empowered with the ability to build and save experience workflows that can be shared and scaled across departments, retail locations, or global deployments. Built with an open API architecture, our highly configurable platform provides a robust ecosystem of integrations for automating and connecting the entire experience management process—from collecting experience feedback from any third-party channel, to uncovering hidden trends using native or third-party analysis, to driving activities and action using any operational system that employees already use as part of their existing routines. These automated solutions are available out of the box, purpose-built for specific industries, departments, and geographies.
What Sets Us Apart
Our approach to architecting solutions and how we bring those solutions to our customers has enabled us to strengthen our lead in the experience management (XM) category. We pioneered the XM category two decades ago and remain a recognized market leader in the category today. We are the leading and largest pure-play XM provider in the market. Our brand is synonymous with experience management and associated with quality and usability, providing us an advantage with attracting new customers. We are also thought leaders in the market. Through our founding of the XM Institute, we deliver a wide variety of industry-specific content, leadership, training, networking, and research to help XM leaders develop and excel in their jobs.
We have several distinguishing advantages:
•Single Cloud Native Platform. Qualtrics allows organizations to manage the experiences of customers and employees on a single, connected platform. Organizations power experience management programs across their customer, employee, product, and brand, monitor the health of their entire business through robust analytics and dashboards, and drive action across the entire organization from one common interface.
•Ability to Address Experience Holistically. We provide specific solutions across the key areas that have the highest impact on an organization: customers, employees, product, and brand. CrossXM analyzes experiences within customers, employees, and brands individually and correlates data across areas to provide targeted actions leaders can make to impact business results and customer outcomes. Our XM Platform integrates experience, or X-data that we collect with siloed operational, or O-data, that organizations already have, providing everyone in an organization from the C-suite to employees on the front line with a holistic view of experiences across key areas and constituencies and a clear set of actions they can take to have the biggest impact.
•Combined Insights from all Sources of Feedback. Qualtrics XM Discover, a new set of products launched in 2022, helps companies tune into conversations that are already happening and build a richer understanding of what customers and employees want and expect. XM Discover extends the Qualtrics XM Platform’s AI and machine learning capabilities, analyzing conversations in 23 languages and consisting of more than 150 out-of-the-box models tuned into the nuanced terminologies and discussions that happen across industries. Based on customer and employee interactions, organizations can capture, at scale:
◦emotions and emotional intensity across a spectrum of 50+ emotions;
◦the customer’s or employee’s intent – what they were trying to accomplish;
◦how much effort a customer or employee had to expend at any step of their journey; and

◦the presence or absence of empathy in a conversation.
With this addition, organizations can use Qualtrics to gather experience data from any structured and unstructured source, analyze it with sophisticated AI and machine learning, and take action to deliver better customer and employee experiences.
•Built for Action. Qualtrics xFlow helps organizations build a culture of action through a low code / no-code interface to create automated workflows to close experience gaps at scale. xFlow enables organizations to automate experience workflows to drive action natively or by integrating with systems that an organization already uses. For example, with our analytics-driven Smart Routing, our XM Platform can automatically generate a customer ticket and action to resolution when a negative sentiment is expressed on a social media site. In this way, our XM Platform not only helps to identify issues, but also serves as a system of action by automatically directing feedback and recommended actions to the teams that are in the best position to make improvements. Or the system can bypass the need for employees to resolve issues and instead automate service recovery so customer or employee issues do not slip through the cracks. xFlow works across our XM Platform and provides automatic notifications, raises tickets, and closes experience gaps immediately.
•Real-time Insight. Our XM Platform uses advanced AI and machine learning to extract feedback and provide real-time coaching, insights and analysis. This timeliness is necessary to affect outcomes, including reducing churn, increasing sales, preventing employee turnover, increasing engagement, and enhancing brand among others.
•Enterprise Ready. Our XM Platform is scalable and secure. We have built our XM Platform on open-source technologies that are designed to scale horizontally to support large-scale streaming and batch processing, with ‘always-on’ infrastructure. As an example of our scalability, up to one million healthcare providers within the Aetna network link customer digital behavior with net promoter score, or NPS, and customer satisfaction, or CSAT, across their 22 million customers on our XM Platform. Our XM Platform adheres to the high standards of security and privacy demanded by the largest organizations in the world. Our XM Platform enables role-based permissioning to ensure that the right people have access to sensitive customer and employee information. We are ISO 27001 certified and enable our customers to maintain their compliance with General Data Protection Guidelines, or GDPR and SOC2, and we are certified on Health Information Alliance Trust, or HITRUST. We have achieved Federal Risk and Authorization Management Program, or FedRAMP, authorization to deliver services to United States federal government agencies. Additionally, organizations own and retain all their data gathered on our XM Platform.
•Easy Adoption and Rapid Time to Value. Our technology is designed to be easy to deploy, configure, use, and scale. By making the complex capabilities of our XM Platform simple to use, we allow customers of all types and sizes to generate value quickly. In addition, the modularity of our XM Platform allows our customers to deploy one or more of our solutions initially and then adopt additional modules as their use cases grow and evolve. As initial deployments generate valuable X-data and the value of that data compounds over time, we see many customers adding additional functionality as the power and influence of experience management insights spread throughout their organizations.
•Powerful and Multi-Pronged Go-to-Market Model. Our powerful go-to-market model enables us to land both small and large customers initially and expand those relationships significantly over time. The broad adoption of our XM Platform is facilitated by a multi-pronged go-to-market model comprising highly productive field and inside-sales teams, a joint development and solution selling partnership with SAP, and our robust and growing QPN. QPN has over 400 global member companies partnering with us on our XM Platform to help drive breakthrough business outcomes for joint customers. The Qualtrics Developer Platform, or QDP, a core element of QPN, provides deep technical capabilities that enable companies to build robust XM extensions and deliver automated workflows to drive action.

Our Growth Strategies
Key elements of our growth strategies include:
•Drive New Customer Sales. We believe that our market opportunity remains largely under penetrated. We estimate that our total addressable market is $60 billion. We will continue to invest aggressively in our direct and indirect sales and marketing capabilities to continue to acquire new customers, including continued growth in the number of enterprise customers. We plan to continue to acquire new customers with our powerful multi-pronged go-to-market model.
•Expand Within Existing Customers. Our customer base of more than 18,750 organizations as of December 31, 2022, represents a significant growth opportunity for us. There is opportunity to expand both the number of users and use cases within an organization. As users start to focus more deeply on specific experiences, they often look to add integrated solutions, CustomerXM, EmployeeXM, ProductXM, BrandXM, and DesignXM. We offer a flexible pricing model that helps further expand our presence within organizations as they increase volume of responses, add solutions and integrations, grow users and employees and increase features and workflows within each solution. Our goal is to increase the number of customers that standardize on our XM Platform within their organization, increasing the number of our organization-wide deployments and creating opportunity for expanded use cases.
•Expand Our Global Presence. A key focus of our company is to continue to penetrate unaddressed global markets. Constituents can provide feedback in over 75 languages, and our core admin user interface supports over 20 languages. To penetrate markets outside North America, we have developed a hub-and-spoke sales model comprised of centralized inside-sales teams surrounded by regional direct sales groups. Our first two hubs outside North America were in Dublin, Ireland and Sydney, Australia. We have opened sales offices in additional countries, including Belgium, Brazil, Canada, France, Germany, India, Japan, Mexico, the Netherlands, South Korea, Sweden, Spain, Singapore, Switzerland, and the United Kingdom. To address data sovereignty concerns among our international customers, we have data centers in Canada, Germany, Japan, Singapore, the United Kingdom, and Australia. We believe that this investment should further increase our international expansion opportunities. For the year ended December 31, 2022, 30% of our revenue came from markets outside the United States, and we believe that there is significant opportunity for continued growth in the global markets.
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

•Further Develop Our Partner Ecosystem. We have developed a network of leading and consulting partners, delivery partners, and technology partners who enrich our offerings, scale our coverage, and help us reach a broader audience than we would be able to reach on our own. Our partner channel extends our sales reach, enhances our products, and provides implementation leverage both domestically and internationally. Since the launch of QPN in 2018, we have entered into many impactful partnerships with over 400 global member companies, including Accenture, Ernst & Young, Deloitte, IBM, J.D. Power, and Kantar. During 2019, we launched the Qualtrics Developer Platform as a core element of QPN. We will continue to partner with other leading organizations to broaden our reach and maintain our strong net retention rates.
•Jointly Develop, Market and Sell our Solutions with SAP. As part of SAP, we have been able to utilize our partnership to grow and enhance our business. We will continue to jointly develop, market, and sell our solutions with SAP. SAP has a global footprint, which has allowed us to reach new geographies and expand our international presence faster. Our go-to-market motion has greater enterprise reach through SAP’s global customer base, allowing Qualtrics to be sold alongside SAP applications through our solution selling partnership.
Our Platform, Solutions, and Technology
Our XM Platform was built to provide flexible, scalable solutions for our clients. We use a secure, modern data processing architecture to ensure the specific needs of our clients are met across their organizations. Clients can deploy experience management or choose to access the entire XM Platform and add on specific solutions as their needs evolve. We offer over 140 out-of-the-box integrations, with leading enterprise vendors such as SAP, Microsoft, and Salesforce, as well as custom integrations for our clients. Our architecture is designed to scale horizontally and cost-effectively by combining the Platform-as-a-Service offerings available in public cloud data center facilities and modern open-source technology stacks running within our co-location data centers.
We offer a range of experience management solutions, including Integrated Solutions for experience design, customer experience, employee experience, product experience, and brand experience––all built on the Qualtrics XM platform, a collection of powerful capabilities, tools, and building blocks.
Integrated Solutions
CustomerXM
Our CustomerXM product line provides customer experience, marketing, and operations leaders with a holistic solution set to gain a true understanding across all moments that impact the customer experience and surfaces these insights in real-time so decisions can be made with confidence. With Qualtrics, organizations can capture, analyze, and then act on customer sentiment across all channels and touchpoints along the customer lifecycle–from acquiring first-time customers to engaging and building loyal customers and supporting customers when they need it most. Qualtrics provides customer-focused analytics that help organizations take effective, data-driven actions that lead to reduced customer acquisition costs, higher conversion rates, reduced customer churn, increased share of wallet, and increased time to value.
At the core of our CustomerXM products is our customer-centric data management system, which consolidates all experience data across all touchpoints, along with relevant operational data, into a single system of record. This enables personalized experiences at scale, deep journey and segment intelligence, and predictions about future behavior. Our listening engine enables omni-channel engagement and data collection across in-app, SMS, interactive voice response, or IVR, chat and call center platforms, messaging apps, social media and review sites, video, voice, email, web, and more. Qualtrics analyzes this data in real time, surfacing recommended actions tailored by role and department. With low/no-code automated actions, workflows, and integrations, as well as our open developer platform, organizations can quickly take action and deeply embed CustomerXM within existing operational workflow systems. This drives high adoption and action taking across the entire organization, which ultimately leads to meaningful change and business outcomes.

EmployeeXM
Our EmployeeXM solution empowers HR leaders to solve people initiatives while delivering ROI across the business. It provides a holistic view of an employee’s experience to help companies reduce unwanted attrition, improve employee engagement with the right KPIs, develop and retain top performers, improve customer experience, activate managers for action at scale, and build strong teams and cultures. It allows organizations to listen across every channel to make informed decisions and continuously improve every facet of the employee experience during the employment lifecycle— from recruitment onwards.
We have architected our EmployeeXM solution to meet the exacting requirements of human resource managers. It features workflows that enable employees to seek the right feedback from across the organization, robust administrator rights that enable higher anonymity thresholds, interactive data visualization that conveys the right information to each user, and expert designed, guided action planning surfacing the areas where potential improvements would drive the highest impact. The solution also seamlessly integrates with a number of Human Capital Management, or HCM, and Learning Management System, or LMS, vendors.
ProductXM
Our ProductXM solution helps organizations develop and continuously improve products and services that their customers love. Collect feedback and insights across the entire product lifecycle and turn it into actionable data to increase speed to market and improve product market fit. This solution identifies ideal target markets, uncovers unmet needs, and validates product ideas to identify the most promising product concepts. Organizations can also quickly determine the top drivers of product satisfaction and loyalty and incorporate experience insights into key product decisions, assisting in product feature prioritization, increasing product decision velocity, and building a customer and data-driven product roadmap.
Our ProductXM solution packages our omni-channel listening capabilities, AI-powered insights from structured and unstructured data, and automated workflows and actions in a turnkey, guided, easy to use user interface that enables anyone without a degree in statistics to make smart data-driven product decisions. It seamlessly supports contextual operational data such as cost of production, margins or click stream behavioral data to augment human factor data, which enables product teams to identify actionable insights such as key drivers of retention, engagement, or profit maximizing scenarios. With our ProductXM capabilities, product teams can continuously tune their products and services through every phase of the product life cycle.
BrandXM
Our BrandXM solution provides a real-time view of all brand experience drivers across the brand funnel from awareness to purchase and post-purchase experience to increase new customer acquisitions, repeat purchases, and share of wallet. This solution delivers automated, real-time analysis to help organizations understand how to improve brand perception and experiences relative to competitors at a specific market and segment level. Marketing teams can quickly optimize brand advertising and communication strategies, as well as work across the organization to improve the experiences that matter most.
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
Qualtrics Developer Platform
The Qualtrics Developer Platform, or QDP, enables customers to seamlessly integrate Qualtrics with their existing applications and workflows and extend the functionality of the XM Platform. QDP includes a robust set of developer tools—including Software Developer Kits, or SDKs, APIs, and workflow configuration tools—for our customers or third-party developers to build data connectors, widgets, plug-ins, visualizations, workflows, and automations. Leveraging the QDP, customers can connect Qualtrics with third-party software systems to automate key business processes, enhance their XM program by bringing experience data from other listening posts into Qualtrics, and extend the XM Platform to address their specific business requirements.
Through the QDP, we provide over 140 out-of-the-box integrations, primarily built through XM Extensions, across 30 complementary technology categories with leading enterprise solutions like SAP, Adobe, Atlassian, Microsoft, Salesforce, ServiceNow, Slack, and Zendesk, and applications in adjacent software categories such as digital experience, social analytics, user research, help desk and support, and contact center management. The aforementioned XM Extensions, along with select partner solutions, can be marketed and sold on the XM Marketplace, our enterprise cloud marketplace, or sold directly by our innovation partners.
Modern Data Processing Architecture
Over 160 million interactions are analyzed and over 100 million distinct responses are generated each month on our XM Platform. Each piece of X-data represents a distinct data stream, which are combined with related streams generated from social media, enterprise, and third-party integrations via API. Our XM Platform continually aggregates these data streams to provide up-to-the-minute analytics, as well as near real-time analysis across billions of historical data points collected. Our architecture is designed to scale horizontally and cost effectively by combining the Platform-as-a-Service offerings available in public cloud data center facilities and modern open-source technology stacks running within our co-location data centers.
Information Security as a Key Business Enabler
We have achieved multiple information security certifications, including the globally recognized ISO 27001 standard in addition to FedRAMP certification to authorize the use of our XM Platform for U.S. Federal Government agencies. These certifications require ongoing independent validation of our compliance frameworks to provide our customers with confidence in choosing our XM Platform. Our premium Data Isolation feature protects customer response data with a customer specific encryption key. Qualtrics provides our customers with self-service tools to help comply with privacy frameworks such as GDPR.

Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new technologies, features, and functionality. Our research and development organization is responsible for the design, architecture, testing, and quality of our XM Platform. We focus our efforts on developing our core technologies and further enhancing their usability, functionality, reliability, performance, and flexibility. We prioritize research and development and attempt to foster creativity and autonomy in our engineering teams. Research and development expenses were $427.2 million, $324.2 million, and $212.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Customers
As of December 31, 2022, we had more than 18,750 customers using our XM Platform in more than 120 countries. We have key reference customers in many industry verticals that we believe validate our solutions in the market, and our customers range from small and medium-sized organizations to Fortune 100 companies.
Our Go-To-Market Strategy
Our XM Platform is used by more than 18,750 customers of all sizes globally across a broad range of industries, including over 90% of the Fortune 100 as of December 31, 2022. No one industry comprises more than 15% of our revenues, with banking, professional & business services, technology, education, and healthcare making up the top five. Our XM Platform has been adopted by many of the world’s largest organizations that view us as a strategic partner in their digital transformation initiatives.
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
We also work with partners through QPN, which has over 400 global member companies delivering breakthrough business outcomes for our customers.
QPN consists of the following:
•Strategic Partners offer a full suite of capabilities to accelerate XM within customers’ organizations, including implementation, consulting, and XM program and solution design. Strategic partners include Accenture, Bain, Capgemini, Deloitte, EY, and others.

•Innovation Partners bring XM into customers’ existing IT ecosystems and augment the capabilities of our XM Platform. Leveraging the Qualtrics Developer Platform, customers can connect Qualtrics to third-party software systems to automate key business processes, enhance their XM programs by bringing experience data from other listening posts into Qualtrics, and extend our XM Platform to address their specific business requirements. Innovation partners include enterprise software leaders such as Adobe, Salesforce, ServiceNow, and independent software vendors in adjacent software categories (e.g., digital experience, social listening & analytics, user research).
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
Human Capital Resources
As of December 31, 2022, we had over 5,600 full-time employees. We also engage contractors and consultants from time to time. We have not experienced any work stoppages, and we believe that our employee relations are good.
Our Values
Our mission is to make business more human. Our values are TACOS: that’s Transparency, All-In, Customer Obsessed, One Team, and Scrappy.
Our values support how we achieve our mission and how we engage with each other and our customers.
This is how we explain our values—we are transparent with each other and openly share our goals, strengths and improvement areas as one diverse and inclusive team. We are committed to helping our customers succeed and deliver results with care and responsibility. We are innovators and creative problem solvers.

This is not just who we are, but what we do.
Diversity, Equity and Inclusion (DEI)
We seek for ourselves representation that matches the world around us and inclusion that far exceeds it. We will use our people, processes, and technology to measure progress and aim to become a guiding light for our customers to do the same.
DEI is a cornerstone of our company culture and embedded into our People strategy. We transparently share progress internally and externally to remain accountable.
We believe in pay equity and proactively measure for gender and racial gaps.
We believe in measurable inclusion and use our technology to measure overall inclusion at our company.
We want everyone to bring their whole selves to work. Our employee resource groups and business resource groups play a vital role in creating a culture of inclusion. These are entirely run by our employees with the support and backing of our company. By the end of 2022, close to 50% of all Qualtrics employees belong to a community group.
Our communities include (among others):
•Disability: our employee resource group called Q&Able empowers all employees, regardless of their ability, to succeed by promoting accessibility in physical and online spaces for employees and clients with mental, intellectual, and/or physical disabilities;
•Gender: our employee resource group called Women's Leadership Development has a mission to empower all women at Qualtrics to globally thrive through attracting and developing top talent and elevating the voices of all women;
•LGBTQ+: our employee resource group called Q Pride makes Qualtrics a welcoming place to work for members of the LGBTQ+ community;
•Racial and Ethnic Minorities: our employee resource group called MosaiQ aims to advance the careers, goals, and well-being of racial and ethnic minorities by intentionally and continuously creating spaces for them to connect, amplifying their voices, and supporting their professional careers;
•Sustainability: our business resource group called The Green Team is a vibrant community of employees who are passionately helping Qualtrics be a force for good in creating a healthier planet; and
•Veterans: our employee resource group called Q Salute builds a community and camaraderie that enables successful careers for Veterans and their families in the civilian world starting at Qualtrics.

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
•The current economic downturn has adversely affected and could continue to adversely affect our business, financial condition, and results of operations.
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
•We identified a material weakness in our internal control over financing reporting, and although it has not resulted in any material misstatements or omissions of our consolidated financial statements to date, if it is not fully remediated, it could result in material misstatements of our consolidated financial statements in the future.
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
•Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may materially harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.
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
In future periods, our revenue could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for our XM Platform, the impact on spending and budgets due to the ongoing global economic downturn, increase in competition, limited ability to, or our decision not to, increase pricing, contraction of the experience management software category, or our failure to capitalize on growth opportunities. In addition, our revenue from subscription and professional services and other may grow at different rates than in recent periods or decline for a number of reasons, including those described above. Excluding the impact of cash settled stock-based compensation, we expect expenses to increase in the near term, particularly as we continue to make significant investments in research and development and technology infrastructure, expand our operations globally and develop new solutions and features for, and enhancements of, our XM Platform. In addition, in connection with operating as an independent public company, we will incur additional legal, accounting, and other expenses that we did not incur as a previously wholly-owned subsidiary of SAP. In addition, the added expenses we will incur may not lead to sufficient additional revenue to maintain historical revenue growth rates or achieve or maintain profitability in the future.
If we fail to effectively manage our growth, our business and results of operations could be harmed.
We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. In addition, we operate globally, sell subscriptions to more than 18,750 customers in more than 120 countries, and have employees in the United States, Argentina, Australia, Belgium, Brazil, Canada, Denmark, France, Germany, Hong Kong, Ireland, Italy, Japan, Malaysia, the Netherlands, Poland, Serbia, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom as well as SAP employees we work with in numerous other countries. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Unfavorable global economic conditions have and may continue to cause our customers or their customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments. These and other potential effects on our business due to the unfavorable global economic conditions may be significant and could materially harm our business, operating results and financial condition. Additionally, political developments impacting government spending and international trade, including pandemics such as the COVID-19 pandemic and geopolitical events such as the ongoing conflict between Russia and Ukraine and the related sanctions, may negatively impact our dealings with our international partners. In addition to expanding our global presence, we continue to increase the breadth and scope of our XM Platform and our operations and continue to develop our partner network. Even with the support of SAP, in order to successfully manage our future growth we will need to continue to improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner and deepen our industry experience in key verticals. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal controls as well as our reporting systems and procedures. We intend to continue to invest to expand our business, including investing in technology, sales and marketing operations, developing new solutions and features for our existing solutions, hiring additional personnel, and upgrading our infrastructure. These investments will require significant capital expenditures and the allocation of management resources, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.
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
The current economic downturn has adversely affected and could continue to adversely affect our business, financial condition, and results of operations.
As a result of the current economic downturn, we have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the current economic downturn have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, the value and duration of subscriptions, supply of goods and services provided by third parties, collections of accounts receivable, our IT and other expenses, all of which have and could continue to adversely affect our business, results of operations, and financial condition.
Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness have included and may continue to include:
•falling overall demand for goods and services, leading to reduced profitability;
•reduced credit availability;
•higher borrowing costs;
•reduced liquidity and tighter budgets;
•volatility in credit, equity and foreign exchange markets; and
•bankruptcies.

These developments have resulted in supply disruption, reduced budgets, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our existing and potential customers react to global economic conditions and the potential for a global recession, certain customers have, and may again in the future, reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in purchasing decisions, lack of renewals, inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, have and may continue to limit our ability to grow our business and negatively affect our operating results and financial condition.
Our inability to streamline operations and improve cost efficiencies could result in the contraction of our business and the implementation of additional significant cost cutting measures. Our restructuring and reorganization activities may also be disruptive to our operations.
We have undertaken efforts to streamline operations and improve cost efficiencies to align with our highest priorities for 2023. For example, on January 11, 2023, we announced a reduction-in-force affecting less than 5% of our global workforce. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating results from these efforts due to unforeseen difficulties, delays or unexpected costs. If there are unforeseen expenses associated with these efforts and we incur unanticipated charges or liabilities, or if we are unable to realize the expected operational efficiencies and cost savings, our operating results and financial condition could be adversely affected. Furthermore, our workforce reductions may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale or productivity. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Moreover, there is no assurance we will be successful in our efforts. We may also take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.
The impact of the COVID-19 pandemic has adversely affected and could continue to adversely affect our business, financial condition, and results of operations.
The COVID-19 pandemic has been widespread across the United States and around the globe, creating significant uncertainty and economic disruption as businesses and federal, state, and local governments have taken broad actions to mitigate this public health crisis. In response, we implemented a variety of measures which had the potential to disrupt how we operate our business. We have now discontinued or relaxed most of these measures. As the COVID-19 pandemic continues to evolve, however, we may be required to take new or further actions as required by government entities or that we determine are in the best interests of our employees, customers, partners, and suppliers.
As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, an adverse impact on certain parts of our business. While the adverse effects and disruptions related to the COVID-19 pandemic on our business have decreased in recent months, the global impact of COVID-19 continues to evolve, including as a result of the emergence of new variants of the virus, vaccination efforts and the rapidly changing legal landscape, and we will continue to monitor the situation and the effects on our business and operations closely. Although we believe our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct or indirect impact on our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain. The potential impacts of COVID-19 could also have the effect of heightening other risks described in this “Risk Factor” section.

If we are unable to retain customers at existing levels or sell additional functionality to our existing customers, our revenue growth will be adversely affected.
To increase our revenue, we must retain existing customers, convince them to expand their use of our solutions across their organizations and for a variety of use cases, and expand their subscriptions on terms favorable to us. If we are not able to renew our agreements with existing customers or attract new business from existing customers on favorable terms, this could have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly on the value of our common stock. The rate at which our customers purchase new or enhanced solutions from us, as well as the expansion of use of our solutions across organizations, depend on a number of factors, including general economic conditions, customer specific conditions, competitive pricing, integration with existing technologies, and satisfaction and market acceptance of our XM Platform generally. If our efforts to sell additional functionality and solutions to our customers are not successful, our business and growth prospects may suffer. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period, and a majority of our subscription contracts were one year or longer in duration for the year ended December 31, 2022.
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

Our XM Platform and the other systems or networks used in our business are also at risk for breaches as a result of third-party action, or employee, contractor, vendor, partner or customer error or malfeasance. Security incidents have occurred in the past, and may occur in the future, resulting in unauthorized access to, loss or destruction of or unauthorized disclosure of information, regulatory enforcement actions, litigation, indemnity obligations, and other possible liabilities, as well as negative publicity, which could damage our reputation or customer satisfaction, impair our sales, and harm our business. Cyberattacks and other malicious activity continue to increase in frequency and complexity, and cloud-based platform providers of services have been and are expected to continue to be targeted. Cyber threat actors may damage or infiltrate our systems by a variety of methods, including by deploying malware (including ransomware) that disrupts their operability, using social engineering to obtain access credentials or otherwise bypass security controls to gain access to our environment, exploiting vulnerabilities in software and hardware that we and our third-party service providers use in our business, or using botnets to conduct denial of service or other attacks. These threats may arise through the actions of lone actors, hacktivist groups, sophisticated criminals organizations, nation states, or insiders. Despite significant efforts to implement security designed to protect against such threats, it is impossible for us to entirely protect against or mitigate these risks. If our security measures are compromised, for example, as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation or customer satisfaction could be damaged, our business, including our delivery of services, may be harmed, and we could incur significant liability. We have not always been able in the past and may be unable in the future to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems, in part because they are continuously evolving and changing, and may not be known or detected until after an incident has occurred. Concerns regarding data privacy and security may cause some of our customers to stop using our solutions and fail to renew their subscriptions. This discontinuance in use or failure to renew could substantially harm our business, operating results, and growth prospects. Further, as we rely on third-party and public-cloud infrastructure, we will depend in part on third parties’ security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer data. In addition, the ongoing COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to maintain these third party systems and services to run our business. Failures to meet customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers, and grow our business. In addition, a cybersecurity event could result in significant increases in costs, including costs for remediating the effects of such an event, legal and advisor fees, and legal claims; lost revenue due to network downtime and decrease in customer trust; increases in insurance premiums and coverage; and damage to our reputation.
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
A key element of our strategy is to invest significantly in our research and development efforts to develop new solutions and rapidly introduce new technologies, features and functionality of our existing solutions. For the years ended December 31, 2022, 2021, and 2020, our research and development expenses were 29%, 30%, and 28% of our revenue, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and generate revenue, if any, from such investment. Additionally, anticipated customer demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solution or solutions. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, it would harm our business and results of operations.

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

We also plan to dedicate significant resources to sales and marketing programs, including user conferences (such as our annual X4 Summit), online advertising, webinars, blogs, corporate communications, white papers, and case studies. We were unable to hold our in-person X4 Summit event in 2020, 2021 and 2022 due to the COVID-19 pandemic. As the traveling and gathering restrictions related to the COVID-19 pandemic have eased, we have announced an in-person X4 Summit event for March 2023, but we may be unable to do so in future years as a result of how this pandemic evolves or changes in the public’s perception of live events resulting therefrom. To the extent that we are unable to hold in person events such as user conferences due to the COVID-19 pandemic or fewer users choose to attend, our efforts to achieve broader market acceptance of our XM Platform may be adversely affected.
If we are unable to develop and maintain successful relationships with certain partners, our business, results of operations, and financial condition could be harmed.
In addition to our sales force and our joint go-to-market strategy with SAP, we work with certain strategic partners to help grow and develop our sales and distribution channels and implement our XM Platform. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with our existing and potential partners that can drive revenue and provide additional solutions to our customers. We engage certain partners to generate customer acquisition opportunities, certain other partners to implement our XM Platform with our existing customers, and certain other partners to participate in our Qualtrics Developer Platform. In some cases, we do not yet have sufficient data or feedback regarding the effectiveness of these partnerships. If we are unable to develop and maintain successful relationships with these partners, or if they otherwise fail to succeed in the objectives of our relationships with them, our business, results of operations, and financial condition could be harmed.
Our sales cycle with enterprise, government, and international customers can be long and unpredictable.
The timing of our sales with our enterprise, government, and international customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. We sell to United States federal, state and local, as well as foreign, governmental agency customers, and government demand and payment for our offerings are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. We are often required to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of paying for our solutions. The length of our sales cycle for these customers, from initial evaluation to payment for our offerings, is often significantly longer than other customers, and can vary substantially from customer to customer, and thus it is difficult to predict whether and when a sale will be completed.
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
We believe that a critical component to our success has been our company culture. Our company is aligned behind our culture and key values, and we have invested substantial time and resources in building our team within this company culture. Our company culture has evolved as a result of the SAP Acquisition and will likely continue to evolve as a result of being a public company, including in ways that may be unforeseeable or unfavorable to us. As we reduce, maintain, or increase the size of our employee base depending on market conditions and company priorities, grow and develop the infrastructure of a public company, transition from wholly-owned subsidiary to majority-owned subsidiary of, or acquire other companies, we may find it difficult to maintain our company culture. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.
We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could impact our results of operations.
A key focus of our company is to continue to expand our operations outside of the United States. In order to do so, we use a hub-and-spoke sales model, comprised of a centralized inside-sales team surrounded by regional direct sales efforts. We have invested significant effort to building and optimizing our international growth. For the year ended December 31, 2022, 30% of our revenue is from outside the United States, and we have continued to add employees and offices in new countries. We expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our XM Platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our XM Platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. If we are not successful in converting our investments in international expansion to additional revenue, our business and results of operations may be harmed. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. In addition, in certain ways it was easier for us to expand internationally as a previously wholly-owned subsidiary of SAP, given SAP’s significant global presence, than it is as a majority-owned subsidiary of SAP. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
Privacy, data protection, and information security concerns, and data collection and transfer restrictions and regulations, may limit the use and adoption of our XM Platform and adversely affect our business.
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
The United States federal and various state governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of, and individual rights relating to, personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are also commonly applied to investigate and enforce companies’ statements regarding their collection, use, dissemination and other treatment of data, as well as security measures implemented to protect data.

In the United States, state laws are increasingly playing a significant role in privacy regulation. For example, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, or the CCPA, which came into effect January 1, 2020 and was amended by the California Privacy Rights Act (CPRA), which recently became effective on January 1, 2023. The CCPA establishes a new privacy framework for covered businesses with expansive definitions of “personal information” and the “sale” of personal information, and by establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, requiring businesses to provide consumers in the State of California a means of opt-out from the sale of personal information and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Enforcement priorities and interpretation of certain provisions of the CCPA are still unclear. To comply with the rules imposed by CCPA we may be required to put in place additional mechanisms ensuring compliance and other substantial expenditures. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects.
The CPRA significantly modifies the CCPA by, among other things, creating a dedicated privacy regulatory agency, requiring businesses to implement data minimization and data integrity principles, and imposing additional requirements for contracts addressing the processing of personal information. Moreover, the CPRA calls for additional regulations to be implemented and these regulations have not yet been finalized, leading to uncertainty about how the changes introduced by the CPRA will be interpreted and enforced. The regulations may result in further uncertainty with respect to privacy, data protection, and information security issues and will require us to incur additional costs and expenses in an effort to comply. The enactment of the CCPA has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Connecticut and Utah have each passed privacy laws that share many similarities with the CCPA.
These new requirements, together with laws and regulations that may be passed in the future, could reduce demand for our XM Platform, increase our costs, impair our ability to grow our business, restrict our ability to store and process data, subject us to liability, or, in some cases, impact our ability to offer our XM Platform in some locations. Further, in view of new or modified federal or state laws and regulations, industry standards, contractual obligations, and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our XM Platform and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new content and features could be limited. Further, failure to comply with privacy or data security-related laws, rules, regulations of jurisdictions in which we do business, or other privacy and data security obligations could result in material fines and other penalties imposed by regulators, affect our compliance with client contracts and have an adverse effect on our business, financial condition, and results of operations. Our activities could also result in litigation (including class-related claims), mandatory disclosures of breaches to affected individuals, customers, and data protection supervisory authorities, as well as investigations and administrative measures by data protection supervisory authorities, such as the instruction to alter or stop non-compliant data processing activities, including the instruction to stop using non-compliant subcontractors.
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

In many jurisdictions outside of the United States personal data collection and processing are governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.
As a global software and service provider, we are required to comply with local laws of various countries and jurisdictions. The regulatory frameworks governing the collection, processing, storage, and use of business information, particularly information that includes personal data, are rapidly and continuously evolving across multiple jurisdictions, which may introduce conflicts between compliance obligations or other uncertainties. Any failure or perceived failure to comply with applicable privacy, security, or data protection laws, regulations and/or contractual obligations may adversely affect our business. Such evolving regulations and new laws globally regarding data protection and privacy or other standards are increasingly aimed at the use of personal information, such as for marketing purposes and the tracking of individuals’ online activities. We may have additional burdens imposed on us due to increasing compliance standards that could restrict the use and adoption of our products and services and make it more challenging and complex to meet customer expectations.
Many foreign countries and governmental bodies, including the European Economic Area, or EEA, where we conduct business, have laws and regulations concerning the collection and use of personal data. These laws and regulations are often more wide-ranging and more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and Internet Protocol addresses. For instance, the General Data Protection Regulation, or GDPR, regulates the collection and use of personal data of data subjects in the EEA. Further, following Brexit, we must also ensure we comply with the GDPR as it is transposed into the laws of the United Kingdom by virtue of United Kingdom’s European Union (Withdrawal) Act 2018 (the UK GDPR). Unless otherwise specified, references to the GDPR shall also include the UK GDPR. The GDPR applies extraterritorially and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of personal data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the (i) processing of personal data, including special categories of special data (e.g., racial or ethnic origin, political opinions, religious or philosophical beliefs); and (ii) profiling and automated individual decision-making of individual; which could limit our ability to use and share personal data or other data and could cause our costs to increase, and harm our business and financial condition. Noncompliance with the GDPR can trigger steep fines of up to €20 million (i.e., £17.5 million under the UK GDPR) or 4% of global annual revenue, whichever is higher. In addition to such fines, we could be subject to litigation and/or adverse publicity, which could have a material adverse effect on our reputation and business. Note, separate European laws and regulations (and EEA member states’ implementations thereof) govern the protection of consumers and of electronic communications.
Further, European data protection laws also prohibit the transfer of personal data from the UK, EEA, and Switzerland to other countries, including the United States, unless adequate protections are provided for personal data in such recipient countries. With regard to transfers of personal data from our European employees and customers to the United States, we historically relied on our adherence to the United States Department of Commerce’s Safe Harbor Privacy Principles and compliance with the EU-U.S. and Swiss-U.S. Safe Harbor Frameworks as agreed to and set forth by the United States Department of Commerce, the EU, and Switzerland. Following the invalidation of the EU-U.S. Safe Harbor Framework by the Court of Justice of the European Union, or CJEU, in October 2015, we implemented certain measures in order to certify our adherence to the EU-U.S, UK-US, Swiss-U.S. Privacy Shield Frameworks. In addition, we have relied on standard contractual clauses approved by the European Commission for this purpose. In July 2020, the EU-U.S. Privacy Shield Framework was also invalidated by the CJEU. Since the invalidation of the EU-U.S. Privacy Shield Framework, we have sought to implement other measures to permit transfers of personal data from the UK, EEA and Switzerland to the United States, including continuing to rely on the standard contractual clauses approved by the European Commission for this purpose.

On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses, or New SCCs, which, among other things, seek to address the issues identified by the CJEU invalidating Privacy Shield. On June 18, 2021, the European Data Protection Board, or EDPB, issued its final guidance that imposes significant new diligence requirements on transferring data outside the EEA, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. If the “essentially equivalent” level of protection standard outlined by the CJEU’s decision is not satisfied in the destination country, the exporting entity must then assess if supplementary technical, organizational and/or contractual measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data. Complying with this guidance will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EEA, which would cause significant business disruption. At present, there are few, if any, viable alternatives to the SCCs. The UK is not subject to the European Commission’s New SCCs; however, it has published its own transfer mechanism, the International Data Transfer Agreement or International Data Transfer Addendum, which enables transfers from the UK. Further, the standard contractual clauses could also be subject to challenges, and could ultimately be invalidated by the European courts.
Relatedly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield framework was no longer a valid mechanism for Swiss-U.S. data transfers and also raised questions about the validity of the standard contractual clauses as a mechanism for transferring personal data from Switzerland.
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
Further, additional changes in EU and UK data protection law may be on the horizon. The UK has announced plans to reform the country’s data protection legal framework in its Data Protection and Digital Information Bill. While these plans are currently on hold, if they do manifest, they will likely cause additional complications and carry additional compliance burdens. Also, at the European level, the EU’s Digital Services Act, or DSA, was formally approved by EU law makers in October 2022; however, the majority of the DSA’s provisions will not be applicable until February 2024. The DSA will — inter alia — impose new obligations on providers of intermediary services and hosting services (a subset of the former). Such obligations include establishing points of contact to facilitate direct communication with supervisory authorities and the recipients of services, and implementation of mechanisms to allow third parties to notify the presence of allegedly illegal content.
Failure to comply with applicable foreign privacy or data security-related laws, rules could result in material fines and other penalties imposed by regulators, affect our compliance with client contracts and have an adverse effect on our business, financial condition, and results of operations. Our activities could also result in litigation (including class-related claims), mandatory disclosures of breaches to affected individuals, customers, and data protection supervisory authorities, as well as investigations and administrative measures by data protection supervisory authorities, such as the instruction to alter or stop non-compliant data processing activities, including the instruction to stop using non-compliant subcontractors.

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
There is considerable patent and other intellectual property development activity in our industry. Our future success depends in part on not infringing upon or misappropriating the intellectual property rights of others. From time to time, our competitors or other third parties have claimed, and may claim in the future, that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon or misappropriating such rights. We may not be successful in defending against any such challenges, securing settlements, or obtaining licenses to avoid or resolve any intellectual property disputes.

In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid, or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, the state of the law, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may be unaware of the intellectual property rights of others that may cover some or all of our technology, or technology that we obtain from third parties. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. Any claims or litigation (with or without merit) could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions or using certain technologies, require us to implement expensive workarounds, or require that we comply with other unfavorable terms. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. We may also be obligated to indemnify our customers or business partners in connection with any such claims and litigation and to obtain licenses, modify our solutions, or refund fees, which could further exhaust our resources. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees, modification of our solutions or refunds to customers of fees, which would negatively impact our financial performance. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and other employees from our business operations and disrupt our business or harm our brand and reputation.
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
We currently serve our customers both from our co-location data center facilities in the United States, Australia, and Germany, and from public cloud data center facilities located in the United States, Australia, Canada, Germany, Japan, Singapore, and the United Kingdom. Any damage to, or failure of, our systems generally could result in interruptions in our XM Platform. As we continue to add new public cloud data centers, add capacity in our existing data centers and migrate to public cloud data center facilities, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the use of our XM Platform. Any damage to, or failure of, our XM Platform, or those of our third-party data centers, could result in interruptions in use of our XM Platform. Impairment of or interruptions in customers accessing our XM Platform may reduce our revenue, cause us to issue credits or pay penalties, subject us to claims and litigation, cause our customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. We have experienced interruptions and delays in service in the past, and we may experience interruptions and delays in service in the future. Our business will also be harmed if our customers and potential customers believe our XM Platform is unreliable.
We do not control, or in some cases have limited control over, the operation of the data center facilities we use, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and other similar events. They may also be subject to break-ins, sabotage, attacks, intentional acts of vandalism and similar misconduct, adverse events caused by operator error, and delays or interruptions in service due to capacity constraints. We cannot rapidly switch to new data centers or move customers from one data center to another in the event of an adverse event. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism or other act of malfeasance, a decision to close the facilities without adequate notice or other problems at these facilities could result in lengthy interruptions in accessing our XM Platform and the loss or exposure of customer data.
We plan to transition from managed co-location data center facilities to public cloud alternatives, which could impact our gross margins and our financial results.
We currently use both managed co-location data center facilities and public cloud options. We have made and will continue to make substantial investments in new equipment to support growth at our data centers and provide enhanced levels of service to our customers. This may include increases in network bandwidth, CPU, storage, power or other elements of our hosting operations. We plan to move our data centers away from co-location facilities to public cloud options over the next few years. We anticipate this transition could impact operating margins, particularly as we move our spend from capital expenditures to operating expenses. Additionally, to the extent that we are required to add data center capacity to accommodate customer demands, we may need to significantly increase the bandwidth, storage, power or other elements of our hosting operations, and the costs associated with adjustments to our data center architecture could also harm our margins and operating results.

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
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, business combinations, and tax sharing liability.

We identified a material weakness in our internal control over financial reporting, and although it has not resulted in any material misstatements or omissions of our consolidated financial statements to date, if it is not fully remediated, it could result in material misstatements of our consolidated financial statements in the future.
As described in Part II, Item 9A — Controls and Procedures, of this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to management’s risk assessment process over information technology general controls, including certain controls over logical access and change management, and process level controls including information used in the execution of those controls that impacted our financial reporting processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We are in the process of developing and implementing a remediation plan to address the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If our remediation efforts are insufficient or if additional material weakness in internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to revise or restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation, adversely affect the trading price of our common stock, or otherwise cause a decline in investor confidence.
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
Changes in conditions in our business may require that we develop new or make changes to existing controls. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to provide an annual management report on the effectiveness of our internal control over financial reporting, which must be attested to by our independent registered public accounting firm. Our independent registered public accounting firm issued, and may in the future issue, a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
We might require additional capital to support our growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing XM Platform or acquire complementary businesses, technologies, and content. While we expect that SAP, as our majority owner, may continue to support our growth, SAP may be unable or unwilling to address particular financial needs or may prefer that we look to other funding sources in the first instance. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing from SAP or in the capital markets on terms favorable to us, if at all. Additionally, a deterioration of current conditions in worldwide credit markets could limit our ability to obtain external financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our growth and to respond to business challenges could be significantly impaired.
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
•any determinations with respect to mergers, acquisitions, and other business combinations, including a potential whole-company sale of Qualtrics as may result from SAP’s sale process for its stake in the Company, as described below;
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

•consolidate or merge with or into any other entity, including in connection with a potential whole-company sale of Qualtrics as may result from SAP’s sale process for its stake in the Company, as described below;
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
Because of the SAP Acquisition, we had been included in SAP America’s consolidated group for U.S. federal income tax purposes, which we refer to as a U.S. Consolidated Group, as well as in certain other consolidated, combined or unitary groups that include SAP SE or SAP America and/or certain of their subsidiaries, any such group being referred to as an SAP Tax Group. In October 2021, SAP America’s ownership dropped below 80% and we deconsolidated from the SAP Tax Group for federal tax purposes. We continue to be a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, SAP will file with the relevant tax authority with respect to an SAP Tax Group, and, for taxable periods beginning after December 31, 2020, we will make tax sharing payments to SAP. The amount of our tax sharing payments with respect to SAP America’s U.S. Consolidated Group will be determined, subject to certain adjustments (including with respect to the use of tax attribute carryforwards), as if we and each of our subsidiaries included in SAP America’s U.S. Consolidated Group filed our own U.S. federal consolidated income tax return for the relevant taxable period. The amount of a tax sharing payment with respect to SAP Tax Groups relating to U.S. state or local income taxes will be calculated using certain simplifying conventions.
We were included in SAP America’s U.S. Consolidated Group for as long as SAP America owned at least 80% of the total voting power and value of our outstanding stock. Each member of a U.S. Consolidated Group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or non-U.S. income tax purposes is jointly and severally liable for the state, local or non-U.S. income tax liability of each other member of the consolidated, combined or unitary group. Accordingly, for any period in which we are included in an SAP Tax Group, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group. As noted above, we are deconsolidated from SAP America’s U.S. Consolidated Group as of October 2021.
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
The market price of our Class A common stock could decline as a result of substantial sales of our Class A common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of our Class A common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of February 16, 2023, we had a total of 179,285,701 shares outstanding of Class A common stock and 423,170,610 shares outstanding of Class B common stock. All outstanding shares of Class B common stock are owned by SAP. Shares of Class A common stock issued to Q II, LLC, or Q II, and Silver Lake Technology Management, LLC, or Silver Lake, are deemed “restricted securities” as defined in Rule 144 under the Securities Act and, pursuant to Silver Lake’s Class A common stock purchase agreement, they were subject to lock-up restrictions that ended on January 28, 2023. The outstanding shares of our Class A and all of our Class B common stock will be deemed “restricted securities” as defined in Rule 144. These restricted securities, and the shares of Class A common stock into which the outstanding shares of our Class B common stock are convertible, may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act.
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
As a public company, we will continue to incur greater legal, accounting, and other expenses than we incurred as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the rules and regulations of Nasdaq. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made, and will continue to make, some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. We will continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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
Our controlling stockholder SAP has announced the exploration of a sale of its stake in Qualtrics. There can be no assurance as to the outcome of this sale process.
On January 26, 2023, SAP, the controlling stockholder of Qualtrics, announced that it had decided to explore a sale of its stake in the Company. There can be no assurance as to the outcome of SAP’s sale process or any discussions with any prospective buyers, the potential for such sale process to result in a whole-company sale of Qualtrics and the extent to which any transaction, if pursued, will be consummated. Qualtrics assumes no obligation to disclose developments with respect to this sale process, except as required by law. This sale process will, at times, require the attention and resources of management and the Company, which may be disruptive to our business operations.
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
Our success and future growth depend upon the continued services of our management team and other key employees. In particular, Ryan Smith, our Founder, Executive Chair and Director, and Zig Serafin, our Chief Executive Officer, are both critical to our vision, strategic direction, culture, and offerings. From time to time, there may be changes in our management team, including those resulting from the hiring or departure of executives and key employees, which could disrupt our business. We also are dependent on the continued service of our existing employees, in part because of the complexity of our solutions. Our senior management and key employees are employed on an at-will basis. In general, we may terminate our employees’ employment at any time, and any employee may resign at any time, with or without cause. The loss of one or more of our senior management or other key employees could harm our business, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. In particular, recruiting and hiring senior product engineering personnel has been, and we expect to continue to be, challenging given the intense competition in the software industry for skilled product engineering talent. In December 2022, we announced a transition from a hybrid working model to require most employees to work four days per week in the office. This change may cause us to lose important and talented personnel who prefer more of a hybrid or remote working environment. If we are unable to hire or retain talented personnel, we may be unable to scale our operations or release new products in a timely fashion and, as a result, customer satisfaction with our products may decline. Additionally, many of our employees and members of our management team may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us.
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

•actual or perceived security breaches;
•increases or decreases in the inflation rate;
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane, fire, cyberattack, war, terrorist attack, disease, such as the COVID-19 pandemic, power loss, telecommunications failure, or other catastrophic events, we may be unable to continue our operations, in part or in whole, and may endure reputational harm, delays in developing our XM Platform and solutions, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition.
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
We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new solutions, improve our existing solutions, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We have co-headquarters in Provo, Utah, and Seattle, Washington consisting of approximately 165,000 square feet of space owned by the Company and approximately 275,000 square feet of space pursuant to a lease that expires in 2034, respectively. We maintain additional offices in multiple locations in the United States and internationally in Australia, Belgium, France, Germany, Hong Kong, India, Ireland, Italy, Japan, the Netherlands, Poland, Singapore, Serbia, South Korea, Spain, Sweden, the United Arab Emirates, and the United Kingdom. We lease all of our facilities, except that we own two office buildings in Provo, Utah consisting of an aggregate of approximately 207,000 square feet. In a few instances, we occupy space in SAP’s offices - notably but not exclusively in New York City and Toronto. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Holders of Record
As of February 16, 2023, there were 126 registered stockholders of record of our Class A common stock, and 1 holder of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference in our 2023 Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2022.
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
The following graph compares the cumulative total stockholder return on our Class A common stock from January 28, 2021 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2022 with the cumulative total return of the Standard & Poor's 500 Index and Standard & Poor’s Information Technology Index over the same period. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor’s 500 Information Technology Index assume reinvestment of dividends. The graph uses the closing market price on January 28, 2021 of $45.50 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

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
We have more than 18,750 customers, including over 90% of the Fortune 100 as of December 31, 2022. Our revenue was $1,458.6 million, $1,075.7 million, and $763.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, representing year-over-year growth of 36% and 41%, respectively. For the years ended December 31, 2022, 2021, and 2020, our net loss was $1,061.5 million, $1,059.1 million, and $272.5 million, respectively. The results of our operations for the years ended December 31, 2022, 2021, and 2020 were impacted by equity and cash settled stock-based compensation expense. Additionally, the results of our operations for the year ended December 31, 2021 was impacted by advisory and legal costs related to acquisitions.
We generate revenue by selling subscriptions to our XM Platform and integrated solutions, as well as professional services. Over 97% of our contracts have a subscription period of one year or longer, and we primarily bill annually in advance. Subscription revenue comprised approximately 84% of our total revenue for the year ended December 31, 2022. We have a diversified customer base consisting of organizations of various sizes across virtually all industries. Our largest customer accounted for less than 2% of revenue in 2022, and our largest industries by annual recurring revenue, or ARR, as of December 31, 2022 were professional and business services, technology, financial services, healthcare and life sciences, education, and government. ARR is calculated by annualizing subscription revenue in the last month of a period.
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
As of December 31, 2022, we had over 5,600 employees.
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
Customer Acquisition and Expansion
We are focused on continuing to acquire new customers to support our long-term growth. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts to drive customer acquisition. As of December 31, 2022, we had more than 18,750 customers, including 90% of the Fortune 100. Our customers include businesses of all sizes, academic institutions, and government organizations. We define the number of customers at the end of any particular period as the number of parties or individual legal entities that have entered into a separate subscription contract with us. For avoidance of doubt, international subsidiaries of parent entities are not separately counted, but business units, brands, and academic institutions are counted if they are distinct legal entities. A single organization or customer may have multiple paid business accounts.
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
We continue to increase the number of customers who have entered into larger subscriptions with us. We had 2,262 customers with ARR of $100,000 or more as of December 31, 2022, increased from 1,940 and 1,338 as of December 31, 2021 and 2020, respectively. Further, as of December 31, 2022, we had 189 customers with ARR of $1 million or more, up from 143 and 74 as of December 31, 2021 and 2020, respectively. The number of customers with ARR of $100,000 or more indicates the strategic importance of our platform for enterprise customers and our ability to both initially land significant accounts and grow them over time.
Investing for Growth
Our investment for growth encompasses multiple critical areas, including international growth, enterprise sales, and product expansion.
Our revenue outside of the United States represented 30%, 29%, and 28% of our total revenue in the years ended December 31, 2022, 2021, and 2020, respectively. We initially started our expansion outside of the United States in English-speaking countries, such as Ireland, the United Kingdom, Canada, and Australia, as we were able to leverage our core technologies and go-to-market motion. Since opening our first international office in Dublin, Ireland in 2013, we now have over 25 sales offices in countries around the globe.
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

Strategic Partnerships
In 2018, we announced the launch of the Qualtrics Partner Network, or “QPN”. Since then, we have built out our partner network to include over 400 global member companies partnering with us on our platform to help drive breakthrough business outcomes for joint customers. Since the SAP Acquisition in 2019, we have also developed joint go-to-market and product integrations with SAP. We expect our partnerships to continue to extend our sales reach and provide implementation leverage both domestically and internationally, as well as product and technology integrations that will accelerate our product roadmap.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
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

				Growth Rate
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
Large customers	2,262	1,940	1,338	17%	45%	30%
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
We calculate our net retention rate on a trailing four-quarter basis. As of December 31, 2022, our net retention rate was 120%. Our net retention rate was 128% as of December 31, 2021.
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

SAP Acquisition
Since the SAP Acquisition in January 2019 and until the sale of 6,000,000 shares of our Class A common stock to Q II in December 2020, we have operated as a wholly-owned subsidiary of SAP. The results of our operations include all revenue and costs directly attributable and/or allocable to the Company, including costs for facilities, functions, and services used by Qualtrics. Our results also include expenses of SAP directly charged to Qualtrics for certain functions provided by SAP, including, but not limited to, sales organization costs, insurance, employee benefits, human resources, and usage of data centers. We expect this revenue and these cross charges between us and SAP to continue in the near future. These amounts may fluctuate from period to period based on the nature and extent of the indirect benefits received and provided. See Note 16 “Related Party Transactions” for further details in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
On January 28, 2021, we completed a voluntary exchange offer pursuant to which 5.4 million cash-settled Qualtrics Rights and 1.3 million cash-settled SAP RSU awards were exchanged into 12.8 million equity-settled Qualtrics RSU awards, representing 93% of the outstanding Qualtrics Rights and SAP RSU awards. On September 13, 2021, we completed an additional voluntary exchange offer for certain employees in Australia who were not eligible for the January 28, 2021 exchange, pursuant to which less than 0.1 million cash-settled Qualtrics Rights and SAP RSU awards were exchanged and modified into equity-settled Qualtrics RSU awards. During the year ended December 31, 2022, 2021, and 2020, we recorded $1,034.2 million, $1,057.1 million, and $224.0 million, respectively, in equity and cash settled stock-based compensation expense. The change in stock-based compensation expense in 2022 and 2021 was primarily due to the issuance of RSU awards in connection with our initial public offering. During the year ended December 31, 2022, 2021, and 2020 we settled $5.3 million, $79.4 million, and $388.6 million, respectively, of liability-classified awards.
Increases and decreases in equity and cash settled stock-based compensation, directly correlate with increases and decreases in our cost of revenue, research and development, sales and marketing, and general and administrative costs in absolute dollars and as a percentage of revenue. These changes are described in additional detail within our results of operations.
SAP Segment Reporting
Since the SAP Acquisition, certain of our financial results have been presented as an operating segment within SAP’s publicly reported financial results. These Euro currency reported financial results are prepared and presented under International Financial Reporting Standards, or IFRS. The SAP segment results differ from our standalone financial results primarily due to differences in reporting currency, differences between IFRS and GAAP, differences in the reporting of certain related party transactions between Qualtrics and SAP, SAP’s reporting of expenses related to certain corporate overhead functions, and differences in the reporting related to the SAP Acquisition.
Exploration of Strategic Alternatives
On January 26, 2023, SAP, the controlling stockholder of Qualtrics, announced that it had decided to explore a sale of its stake in Qualtrics. There can be no assurance as to the outcome of SAP’s sale process or any discussions with any prospective buyers, the potential for such sale process to result in a whole-company sale of Qualtrics and the extent to which any such transaction, if pursued, will be consummated. Qualtrics assumes no obligation to disclose developments with respect to this sale process, except as required by law.

Response to COVID-19
In response to the COVID-19 pandemic, we implemented a variety of measures, including a COVID-19 task force, a temporary work from home policy, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees, all of which had the potential to result in disruptions to how we operate our business. We have now discontinued or relaxed most of these measures, including the implementation of a hybrid work policy, but a few of them are ongoing. Our employees’ health and safety is our top priority, and we continue to monitor the status of the pandemic globally. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, sales productivity, the value and duration of subscriptions, supply of goods and services provided by third parties, collections of accounts receivable, our IT and other expenses, our ability to focus time and attention on our core business, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition.
We have also experienced, and may continue to experience, certain positive impacts on other aspects of our business, including an increase in sales of our platform to state, local, and federal governments and non-profit organizations to help them navigate through the pandemic as well as sales of vaccine and testing verification solutions on our XM Platform. Moreover, we have seen a reduction in certain operating expenses due to reduced business travel, reduced office use, deferred hiring for some positions, and the virtualization or cancellation of customer and employee events. As the world emerges from the COVID-19 pandemic, however, we have experienced, and may continue to experience, difficulties in renewing licenses for pandemic-related solutions and increased operating costs.
While the adverse effects and disruptions related to the COVID-19 pandemic on our business have decreased in recent months, the global impact of COVID-19 continues to evolve, including as a result of the emergence of new variants of the virus, vaccination efforts and the changing legal landscape, and we will continue to monitor the situation and the effects on our business and operations closely. Although we believe our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time. In particular, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. Given the uncertainty, we cannot reasonably estimate the direct or indirect impact on our future business, results of operations, cash flows, and financial condition. For additional details, see “Risk Factors.”
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
We plan to continue to hire employees for our engineering, product, and design teams to support our efforts to enhance the functionality and improve the reliability, availability, and scalability of our XM Platform. Excluding the impact of equity and cash settled stock-based compensation expense, we expect our research and development expenses to increase in absolute dollars in future periods, and to decrease as a percentage of our revenue over the long term, although our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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

We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness, including bringing back our in-person X4 Summit event planned for March 2023. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns. Excluding the impact of equity and cash settled stock-based compensation expense, we expect that sales and marketing expenses will increase in absolute dollars in future periods; however, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our finance, legal, people operations, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, and non-income-based taxes.
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
Other non-operating income (expense), net
Other non-operating income (expense), net consists of other non-operating gains or losses, including those related to changes in the fair value of our distribution liability related to our tax sharing agreement with SAP, interest income, interest expense, and foreign currency transaction gains and losses.
Provision for income taxes
Provision for income taxes consists primarily of income taxes related to the U.S. and other foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our deferred tax assets in certain entities as we have concluded that it is not more likely than not that the deferred tax assets will be realized. Other entities do not have a valuation allowance, as they are, and are expected to be, taxable in the future. Our effective tax rate is affected by tax rates in both U.S. and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance.
Income taxes as presented in our consolidated financial statements attribute current and deferred income taxes of SAP to our standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes, or ASC 740. Accordingly, our income tax provision was prepared following the separate return method prior to deconsolidation in October 2021 for U.S. federal income tax purposes, and the separate return method continues to apply for other jurisdictions where we file returns as part of an SAP Tax Group. The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a standalone enterprise. As a result of deconsolidation for U.S. federal income tax purposes, we have updated our reported tax attributes in certain jurisdictions to reflect the tax attributes available for future use by the Qualtrics tax reporting entity that files returns separate from an SAP Tax Group.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Revenue:
Subscription	$1,223,725	$870,705	$575,397
Professional services and other	234,903	204,959	188,125
Total revenue	1,458,628	1,075,664	763,522
Cost of revenue(1)(2):
Subscription	196,871	105,836	62,671
Professional services and other	233,079	179,436	135,816
Total cost of revenue	429,950	285,272	198,487
Gross profit	1,028,678	790,392	565,035
Operating expenses(1)(2):
Research and development	427,179	324,158	212,795
Sales and marketing	892,022	643,333	431,794
General and administrative	758,452	876,734	175,499
Total operating expenses	2,077,653	1,844,225	820,088
Operating loss	(1,048,975)	(1,053,833)	(255,053)
Other non-operating income (expense), net	8,398	6,652	(972)
Loss before income taxes	(1,040,577)	(1,047,181)	(256,025)
Provision for income taxes	20,901	11,965	16,477
Net loss	$(1,061,478)	$(1,059,146)	$(272,502)
________________
(1)Includes equity and cash settled stock-based compensation expense as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cost of subscription revenue	$18,798	$12,148	$4,632
Cost of professional services and other revenue	34,022	25,299	6,737
Research and development	154,972	128,779	68,355
Sales and marketing	208,958	136,532	37,877
General and administrative	617,424	754,382	106,412

(2)Includes amortization of acquired intangible assets as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cost of revenue	$29,914	$8,243	$1,062
Sales and marketing	22,121	5,441	204
General and administrative	1,270	446	188

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	Years Ended December 31,
	2022	2021	2020
	(as a % of revenue)
Revenue:
Subscription	84%	81%	75%
Professional services and other	16	19	25
Total revenue	100	100	100
Cost of revenue:
Subscription	13	10	8
Professional services and other	16	17	18
Total cost of revenue	29	27	26
Gross profit	71	73	74
Operating expenses:
Research and development	29	30	28
Sales and marketing	61	60	57
General and administrative	52	82	23
Total operating expenses	142	172	108
Operating loss	(71)	(99)	(34)
Other non-operating income (expense), net	1	1	—
Loss before income taxes	(70)	(98)	(34)
Provision for income taxes	1	1	2
Net loss	(71)%	(99)%	(36)%
Comparison of the years ended December 31, 2022 and 2021
Revenue

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands)
Subscription	$1,223,725	$870,705	$353,020	41%
Professional services and other	234,903	204,959	29,944	15
Total revenue	$1,458,628	$1,075,664	$382,964	36%
Subscription revenue increased by $353.0 million, or 41%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was due to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021, approximately $260.2 million was attributable to existing customers and approximately $92.8 million was attributable to new customers, part of which were related to our business acquisitions. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our XM Platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $29.9 million, or 15%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase was primarily due to an increase in revenue from larger customers, who generally require more services.

Cost of revenue, gross profit, and gross margin

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$196,871	$105,836	$91,035	86%
Cost of professional services and other revenue	233,079	179,436	53,643	30
Total cost of revenue	429,950	285,272	144,678	51

Subscription gross profit	1,026,854	764,869	261,985	34
Professional services and other gross profit	1,824	25,523	(23,699)	(93)
Total gross profit	$1,028,678	$790,392	$238,286	30%

Subscription gross margin	84%	88%
Professional services and other gross margin	1	12
Total gross margin	71%	73%
Cost of subscription revenue increased $91.0 million, or 86%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase was driven by a $31.6 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $24.9 million increase in server costs, a $21.7 million increase in amortization of acquired intangible assets, a $6.7 million increase in stock-based compensation expense, and a $5.9 million increase in amortization of internal-use software. Cost of professional services and other revenue increased $53.6 million, or 30%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase was driven by a $23.9 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $20.3 million increase in professional services vendor costs, and an $8.7 million increase in stock-based compensation expense.
Our gross margins decreased from 73% during the year ended December 31, 2021 to 71% during the year ended December 31, 2022, due primarily to a decrease in subscription gross margins driven by an increase in amortization expense and other expenses discussed above and a decrease in professional services and other gross margins based on the changes discussed above. Our professional services and other gross margins reflect our investment in certain of our professional services and our partner ecosystem, which facilitate the adoption of our subscription offerings and help us to secure subscription revenue contracts and ensure our customers' success.
Operating Expenses
Research and development

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands)
Research and development	$427,179	$324,158	$103,021	32%
Research and development expenses increased $103.0 million, or 32%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase was driven by a $69.1 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring as we continue to add to and enhance our products, a $26.2 million increase in stock-based compensation expense, a $4.6 million increase in employer payroll tax on employee stock transactions, and a $3.1 million increase in outside vendor costs.

Sales and marketing

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands)
Sales and marketing	$892,022	$643,333	$248,689	39%
Sales and marketing expenses increased $248.7 million, or 39%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in sales and marketing was driven by a $149.3 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, a $72.4 million increase in stock-based compensation expense, a $16.7 million increase in amortization of acquired intangible assets, a $13.4 million increase in travel-related expenses, a $4.7 million increase in employer payroll tax on employee stock transactions, partially offset by a $7.9 million decrease in marketing spend.
General and administrative

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands)
General and administrative	$758,452	$876,734	$(118,282)	(13)%
General and administrative expenses decreased $118.3 million, or 13%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease in general and administrative expenses was primarily driven by a $137.0 million decrease in stock-based compensation expense, a $13.6 million decrease in acquisition-related costs, partially offset by a $23.6 million increase in employee-related costs from headcount growth related to our recent acquisitions and hiring, and a $7.8 million increase in employer payroll tax on employee stock transactions.
Other non-operating income (expense), net
Other non-operating income (expense), net increased $1.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase was driven by a $9.2 million increase in interest income and a $5.3 million decrease in interest expense, offset by a $7.0 million decrease in non-operating income from the change in the fair value of our distribution liability related to our tax sharing agreement with SAP, and a $5.8 million decrease in net foreign currency transaction losses.
Provision for income taxes
Provision for income taxes increased $8.9 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increased foreign taxes resulting from increases in our foreign operations, partially offset by the impact of state tax rate changes on our deferred taxes and other deferred tax adjustments in entities that do not have a valuation allowance against their deferred taxes.
Our effective tax rate was (2.0)% for the year ended December 31, 2022, as compared to (1.1)% for the year ended December 31, 2021. The change was primarily driven by differences in our effective tax rate for the respective years, as described below.
Our effective tax rate for the year ended December 31, 2022 was (2.0)%. The difference between the U.S. statutory rate of 21% and our effective tax rate, on a loss before income taxes, is primarily driven by foreign and state taxes, non-deductible stock-based compensation, tax credits, changes in tax rates, and the impact of valuation allowances recorded against current year losses in the United States.
Our effective tax rate for the year ended December 31, 2021 was (1.1)%. The difference between the U.S. statutory rate of 21% and our effective tax rate, on a loss before income taxes, is primarily driven by foreign and state taxes, non-deductible stock-based compensation, and the impact of valuation allowances recorded against current year losses in the United States.

Comparison of the years ended December 31, 2021 and 2020
For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents of $719.9 million. Our cash and cash equivalents consist primarily of cash and money market funds. As of December 31, 2022, we had $41.8 million of our cash and cash equivalents held by our foreign subsidiaries.
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
Our cash flow activities were as follows for the periods presented:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net cash flows provided by (used in) operating activities	$17,903	$2,801	$(410,722)
Net cash used in investing activities	(51,200)	(245,615)	(89,518)
Net cash flows provided by (used in) financing activities	(258,901)	1,053,643	660,000
Effect of exchange rate changes on cash and cash equivalents	(2,421)	(209)	1,664
Net increase (decrease) in cash and cash equivalents	$(294,619)	$810,620	$161,424
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

For the year ended December 31, 2022, net cash provided by operating activities was $17.9 million, which resulted from net loss of $1,061.5 million, adjusted for $1,034.2 million in stock-based compensation expense, including cash settled of $5.3 million, additional non-cash charges of $174.2 million and net cash outflow of $123.7 million from changes in operating assets and liabilities. Additional non-cash charges primarily consisted of $97.5 million for depreciation and amortization expense, $71.6 million of amortization of deferred contract acquisition costs, $29.3 million related to the reduction of right-of-use assets from operating leases, offset by $18.5 million in deferred income taxes, and $6.5 million in changes in the fair value of our distribution liabilities payable to SAP related to our tax sharing agreement. The outflow from operating assets and liabilities was primarily due $133.2 million increase in deferred contract acquisition costs as our sales commission payments increased due to addition of new customers and expansion of our existing customer subscriptions, $77.2 million increase in accounts receivable due to billings growth and timing of collections, $45.0 million decrease in other liabilities primarily related to a portion of our distribution liabilities payable to SAP related to our tax sharing agreement becoming payable within the next year, $7.5 million increase in prepaid and other assets, partially offset by $121.6 million increase in deferred revenue from advance invoicing in accordance with our customer contracts, a $40.2 million aggregate increase in accrued liabilities and accounts payable, and $22.5 million decrease in lease liabilities.
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
Net cash used in investing activities during the year ended December 31, 2022, 2021 and 2020 of $51.2 million, $245.6 million and $89.5 million, respectively, resulted primarily from capital expenditures of $51.2 million, $103.8 million and $89.5 million for our XM Platform and office build-outs in 2022, 2021 and 2020, respectively, and $141.8 million in cash paid for business combinations in 2021.

Financing activities
Net cash used in financing activities of $258.9 million during the year ended December 31, 2022 was due to $293.1 million in payment of payroll withholding taxes to net settle equity awards, offset by $34.2 million in proceeds from the issuance of Class A stock under our employee stock purchase plan and exercise of stock options.
On February 1, 2021, Qualtrics closed its initial public offering, in which it issued and sold 59,449,903 shares of Class A common stock at $30.00 per share for aggregate net proceeds of $1,688 million, after deducting underwriters' discounts and offering expenses payable by the Company. On February 1, 2021, we closed a private placement transaction in which Silver Lake Partners VI DE (AIV), L.P. purchased $550 million of shares of Class A common stock, comprising (a) 15,018,484 shares at $21.64 per share and (b) $225 million of shares at the initial public offering price of $30.00 per share.
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
Net cash provided by financing activities of $1,053.6 million during the year ended December 31, 2021 was due to $3,359.8 million in proceeds from the sale of Class A common stock, $115.0 million in capital contribution from SAP, and $22.2 million in proceeds from the issuance of Class A stock under our employee stock purchase plan and exercise of stock options, offset by $2,392.3 million in payments on promissory notes paid to SAP, $47.8 million in payment of payroll withholding taxes to net settle equity awards, and $3.4 million in payments of costs related to the sale of our Class A common stock.
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
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The aggregate transaction price of remaining performance obligations is expected to be recognized as revenue as follows:

	As of December 31,
	2022	2021	2020
	(In thousands)
Next 12 Months	$1,202,260	$1,011,768	$645,416
Thereafter	972,378	721,069	498,950
Total	$2,174,638	$1,732,837	$1,144,366
The amount of transaction price allocated to the remaining performance obligations, and changes in this amount over time, are impacted by currency fluctuations, the contract period of our cloud contracts remaining at the balance sheet date, and the timing of contract renewals, among others. These amounts include contracts with certain government entities and affiliates that may be subject to laws or enact laws that give the contracting entity a right to terminate the contract based on governmental statutes. No government entity or affiliate has exercised such termination rights.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2022:

	Payments Due by Period
	Total	2023	2024-2025	2026-2027	Thereafter
	(In thousands)
Operating lease commitments	$327,625	$22,755	$63,572	$62,768	$178,530
Non-cancelable purchase obligations	237,864	97,968	116,568	23,328	—
Tax sharing liability	91,044	71,959	16,823	2,262	—
Total	$656,533	$192,682	$196,963	$88,358	$178,530
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and include operating lease commitments that are reported in our lease liability balances. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. Purchase orders issued in the ordinary course of business are not included in the table above, as our purchase orders represent authorizations to purchase, rather than binding agreements. Estimating the tax sharing liability balance requires estimates and assumptions which are inherently uncertain and therefore, actual results could differ from those estimates. Tax contingencies are not included in the table above as the period in which payment is due cannot be determined.
As of December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Critical accounting policies and estimates are those that we consider critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
Our significant accounting policies and estimates are more fully described in Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Stock-based compensation
We record stock-based compensation based on the grant date fair value of the awards. Related to restricted stock awards that do not contain a performance condition, we recognize the fair value of those awards as expense using the straight-line method over the requisite service period of the award. For restricted stock units that contain performance conditions, we recognize expense using the accelerated attribution method based on the probability that the performance conditions will be met. We estimate the grant date fair value of RSUs based on the closing stock price of our publicly traded Class A common stock on the grant date. We estimate the grant date fair value of purchase rights issued under our Employee Stock Purchase Plan, or ESPP, based on the Black-Scholes option-pricing model using the estimated number of awards as of the beginning of the offering periods. We estimated the fair value of the converted Clarabridge options based on the intrinsic value of the awards on the acquisition date. We account for forfeitures as they occur; therefore, equity and cash settled stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020 has been calculated based on actual forfeitures in our consolidated statements of comprehensive loss.
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
Critical estimates in valuing certain of the intangible assets and goodwill we have acquired include future expected cash flows, including projected revenue, from subscription and professional services contracts and from acquired developed technologies, estimated technology obsolescence rates, discount rates, tax balances and tax-related valuation allowances assumed, and fair value of assumed equity awards.
Estimating the fair value of the acquired intangible assets requires significant estimates and assumptions which often rely on forecasts and other assumptions that are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Tax sharing liability
Because of the SAP Acquisition, we had been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, we deconsolidated from the SAP Tax Group for federal tax purposes. We continue to be a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, we will make tax sharing payments to SAP related to certain share based payment awards that existed prior to or were granted at the time of the IPO (the “Pre-IPO Awards”).
The tax sharing agreement liability is estimated based on the estimated future tax benefits associated with the Pre-IPO Awards. The liability is based on the discounted estimated future cash flows of the liability. The primary assumptions used in the valuation include the value of the estimated future tax deductions related to the Pre-IPO Awards, the Company’s estimated future taxable income or loss excluding the Pre-IPO Awards, including the ability and timing of when the Company will be able to utilize the tax deductions from the Pre-IPO Awards using a hypothetical with and without tax calculation, and the estimated discount rate, which is based on current market rates for unsecured liabilities with similar maturities and credit quality. Estimating the tax sharing liability balance requires estimates and assumptions including forecasts which are inherently uncertain and therefore actual results could differ from the estimates.
Recent Accounting Pronouncements
Refer to Note 2 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about other recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest rate risk
We had cash and cash equivalents of $719.9 million as of December 31, 2022. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
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

We recorded $7.7 million in net foreign currency transaction losses in the year ended December 31, 2022, $1.9 million in net foreign currency transaction losses in the year ended December 31, 2021, and $0.6 million in net foreign currency transaction losses in the year ended December 31, 2020. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended December 31, 2022, 2021, and 2020.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Qualtrics International Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Qualtrics International Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over subscription revenue
As discussed in Note 2 to the consolidated financial statements, the Company generates revenue primarily from sales of subscriptions to access its XM Platform, together with related support services. The Company recorded $1,458,628 thousand of revenue for the year ended December 31, 2022, of which $1,223,725 thousand is subscription revenue.

We identified the evaluation of sufficiency of audit evidence over subscription revenue as a critical audit matter. The Company’s revenue recognition process is highly automated and is reliant upon a number of information technology (IT) systems which required us to evaluate multiple data sets. Auditor judgment was required to determine the nature and extent of procedures performed and to evaluate the results of those procedures.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscription revenue. For a sample of transactions, we compared the total transaction price for consistency with underlying source documentation, including contracts with customers and cash receipts. For the same sample of transactions, we recalculated revenue for system-generated sales transactions during the year based on the terms of the arrangement and the satisfaction of the underlying performance obligation using a software audit tool. We evaluated the sufficiency of audit evidence obtained over subscription revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Salt Lake City, Utah
February 24, 2023

Qualtrics International Inc.
Consolidated Balance Sheets
(In thousands, except number of shares and par value)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$719,892	$1,014,511
Accounts receivable, net of allowances (1)	537,037	461,830
Deferred contract acquisition costs, net	81,130	60,455
Prepaid expenses and other current assets	68,224	68,887
Total current assets	1,406,283	1,605,683
Non-current assets:
Property and equipment, net	215,645	192,327
Right-of-use assets from operating leases	216,514	227,320
Goodwill	1,117,915	1,118,768
Other intangible assets, net	210,415	264,500
Deferred contract acquisition costs, net of current portion	183,741	145,952
Deferred tax assets	9,625	96
Other assets	35,713	27,577
Total assets	$3,395,851	$3,582,223

Liabilities and equity
Current liabilities:
Lease liabilities	$17,081	$18,898
Accounts payable (1)	142,293	84,053
Accrued liabilities	155,291	167,402
Liability-classified, stock-based awards	1,053	4,519
Deferred revenue	858,186	748,145
Total current liabilities	1,173,904	1,023,017
Non-current liabilities:
Lease liabilities, net of current portion	261,097	263,307
Deferred revenue, net of current portion	16,717	6,698
Deferred tax liabilities	12,447	23,653
Other liabilities (1)	27,666	78,848
Total liabilities	$1,491,831	$1,395,523
Commitments and contingencies
Equity
Preferred stock, par value $0.0001 per share; authorized 100,000,000 shares; no shares outstanding	$—	$—
Class A common stock, par value $0.0001 per share; authorized 2,000,000,000 shares; issued and outstanding 170,687,065 and 147,309,254 shares as of December 31, 2022 and 2021	17	15
Class B common stock, par value $0.0001 per share; authorized 1,000,000,000 shares; issued and outstanding 423,170,610 as of both December 31, 2022 and 2021	42	42
Additional paid-in capital	5,428,297	4,645,800
Accumulated other comprehensive loss	(4,945)	(1,244)
Accumulated deficit	(3,519,391)	(2,457,913)
Total equity	1,904,020	2,186,700
Total liabilities and equity	$3,395,851	$3,582,223
________________
(1)Includes amounts from related parties. See Note 16 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Qualtrics International Inc.
Consolidated Statements of Comprehensive Loss
(In thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription	$1,223,725	$870,705	$575,397
Professional services and other	234,903	204,959	188,125
Total revenue	1,458,628	1,075,664	763,522
Cost of revenue:
Subscription	196,871	105,836	62,671
Professional services and other	233,079	179,436	135,816
Total cost of revenue	429,950	285,272	198,487
Gross profit	1,028,678	790,392	565,035
Operating expenses:
Research and development	427,179	324,158	212,795
Sales and marketing	892,022	643,333	431,794
General and administrative	758,452	876,734	175,499
Total operating expenses	2,077,653	1,844,225	820,088
Operating loss	(1,048,975)	(1,053,833)	(255,053)
Other non-operating income (expense), net	8,398	6,652	(972)
Loss before income taxes	(1,040,577)	(1,047,181)	(256,025)
Provision for income taxes	20,901	11,965	16,477
Net loss	$(1,061,478)	$(1,059,146)	$(272,502)
Net loss per share attributable to common stockholder, basic and diluted	$(1.82)	$(2.05)	$(0.64)
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholder, basic and diluted	584,285,678	516,869,588	423,334,994
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(3,701)	(4,435)	4,119
Comprehensive loss	$(1,065,179)	$(1,063,581)	$(268,383)
The accompanying notes are an integral part of these consolidated financial statements.

Qualtrics International Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity (deficit)
	Shares	Amount	Shares	Amount
Balance, January 1, 2020	—	$—	423,170,610	$42	$586,631	$(928)	$(1,126,265)	$(540,520)
Capital contribution from SAP	—	—	—	—	540,000	—	—	540,000
Sales of class A common stock (1)	6,000,000	1						1
Net loss	—	—	—	—	—	—	(272,502)	(272,502)
Foreign currency translation adjustment	—	—	—	—	—	4,119	—	4,119
Balance, December 31, 2020	6,000,000	$1	423,170,610	$42	$1,126,631	$3,191	$(1,398,767)	$(268,902)
Stock-based compensation	—	—	—	—	1,056,337	—	—	1,056,337
Issuance of common stock upon settlement of restricted stock units (RSUs)	5,005,742	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,343,537	—	—	—	5,649	—	—	5,649
Issuance of common stock for employee stock purchase plan	571,681	—	—	—	16,586	—	—	16,586
Common stock withheld related to net share settlement of equity awards	—	—	—	—	(47,783)	—	—	(47,783)
Modification of cash-settled awards into equity settled awards	—	—	—	—	206,669	—	—	206,669
Capital contribution from SAP	—	—	—	—	115,000	—	—	115,000
Sales of class A common stock, net of issuance costs (1)	109,349,339	11	—	—	3,353,158	—	—	3,353,169
Expiration of redemption option on proceeds from issuance of class A common stock (1)	—	—	—	—	119,999	—	—	119,999
Issuance of common stock related to business combinations	25,038,955	3	—	—	1,187,809	—	—	1,187,812
Distribution declared to SAP for tax sharing agreement	—	—	—	—	(101,975)	—	—	(101,975)
Dividend declared (2)	—	—	—	—	(2,392,280)	—	—	(2,392,280)
Net loss	—	—	—	—	—	—	(1,059,146)	(1,059,146)
Foreign currency translation adjustment	—	—	—	—	—	(4,435)	—	(4,435)
Balance, December 31, 2021	147,309,254	$15	423,170,610	$42	$4,645,800	$(1,244)	$(2,457,913)	$2,186,700
Stock-based compensation	—	—	—	—	1,044,119	—	—	1,044,119
Issuance of common stock upon settlement of restricted stock units (RSUs)	21,172,481	2	—	—	(2)	—	—	—
Issuance of common stock upon exercise of stock options	352,687	—	—	—	1,701	—	—	1,701
Issuance of common stock for employee stock purchase plan	1,852,643	—	—	—	32,521	—	—	32,521
Common stock withheld related to net share settlement of equity awards	—	—	—	—	(293,123)	—	—	(293,123)
Distribution declared to SAP for tax sharing agreement	—	—	—	—	(2,719)	—	—	(2,719)
Net loss	—	—	—	—	—	—	(1,061,478)	(1,061,478)
Foreign currency translation adjustment	—	—	—	—	—	(3,701)	—	(3,701)
Balance, December 31, 2022	170,687,065	$17	423,170,610	$42	$5,428,297	$(4,945)	$(3,519,391)	$1,904,020
________________
(1)See Note 12 “Sale of Class A Common Stock” for further detail
(2)See Note 11 “Promissory Notes” for further detail

The accompanying notes are an integral part of these consolidated financial statements.

Qualtrics International Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(1,061,478)	$(1,059,146)	$(272,502)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	97,540	46,009	26,457
Loss on disposal of property and equipment	787	1,498	—
Change in fair value of distribution liability for tax sharing agreement	(6,500)	(13,500)	—
Reduction of right-of-use assets from operating leases	29,280	23,078	17,202
Stock-based compensation expense, including cash settled	1,034,174	1,057,140	224,013
Amortization of deferred contract acquisition costs	71,623	50,038	32,098
Deferred income taxes	(18,482)	(11,654)	13,200
Changes in assets and liabilities, excluding the effect of business combinations:
Accounts receivable, net of allowances	(77,247)	(146,966)	(103,692)
Prepaid expenses and other current assets	(554)	(20,975)	(10,773)
Deferred contract acquisitions costs	(133,234)	(99,869)	(111,686)
Other assets	(6,941)	(18,308)	(7,592)
Lease liabilities	(22,516)	(15,528)	24,741
Accounts payable	50,182	24,333	(282)
Accrued liabilities	(10,031)	55,316	22,546
Deferred revenue	121,647	215,444	114,331
Other liabilities	(45,003)	(4,712)	9,826
Settlement of stock-based payments liabilities	(5,344)	(79,397)	(388,609)
Net cash flows provided by (used in) operating activities	17,903	2,801	(410,722)

Cash flows from investing activities
Cash paid for business combinations, net of cash acquired	—	(141,792)	—
Purchases of property and equipment	(51,200)	(103,823)	(89,518)
Net cash flows used in investing activities	(51,200)	(245,615)	(89,518)

Cash flows from financing activities
Proceeds from capital contributions from SAP	—	115,000	540,000
Proceeds from issuance of class A common stock, net of underwriting discounts and commissions	—	3,359,822	120,000
Repayment of promissory note	—	(2,392,280)	—
Payment of costs related to issuance of class A common stock	—	(3,351)	—
Payments for taxes related to net share settlement of equity awards	(293,123)	(47,783)	—
Issuance of Common Stock of Employee Stock Purchase Plan	32,521	16,586	—
Proceeds from exercise of stock options	1,701	5,649	—
Net cash flows provided by (used in) financing activities	(258,901)	1,053,643	660,000
Effect of changes in exchange rates on cash and cash equivalents	(2,421)	(209)	1,664
Net increase (decrease) in cash and cash equivalents	(294,619)	810,620	161,424
Cash and cash equivalents as at 1 January	1,014,511	203,891	42,467
Cash and cash equivalents as at 31 December	$719,892	$1,014,511	$203,891

Supplemented cash flow disclosures
Cash paid for income taxes, net of tax refunds	$38,292	$12,213	$11,356
Cash paid for operating leases, net of incentives received	$25,148	$13,396	$18,579
Modifications of liability based awards to equity awards	$—	$206,669	$—

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$5,754	$545	$741
Right-of-use assets obtained in exchange for lease obligations	$17,774	$75,382	$26,494
Stock-based compensation capitalized as internal-use software	$12,192	$3,226	$—
Expiration of contingency associated with Class A common stock option exercised	$—	$119,999	$—
Fair value of common stock issued and stock options assumed as consideration for a business combinations	$—	$1,187,812	$—
Distribution declared to SAP for tax sharing agreement	$2,719	$101,975	$—

The accompanying notes are an integral part of these consolidated financial statements.

Qualtrics International Inc.
Notes to Consolidated Financial Statements
1.DESCRIPTION OF THE BUSINESS
Qualtrics International Inc. (“Qualtrics” or “the Company”) was incorporated in the state of Delaware in September 2014. Qualtrics pioneered a new category of software, experience management, or XM, that enables organizations to find and fix broken experiences and drive operational improvements to improve customer loyalty, increase employee retention, and become a brand that people love.
The Company’s technology helps organizations find and keep customers, retain and engage employees, and improve their competitive position in their product categories and talent markets. The XM Platform helps organizations listen to their employees and customers, understand their feedback, and then take action in response. The Company sells subscriptions to its XM Platform and provides professional services primarily consisting of research services, implementation services and engineering services.
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
2020 Stock Split and Capital Reorganization
On December 21, 2020, the Company amended its restated certificate of incorporation to create new classes of preferred stock, Class A and Class B common stock. The Company’s previously 423,170,610 outstanding shares of common stock issued on January 23, 2019 upon the completion of the SAP SE (“SAP”) Acquisition of the Company, were converted into shares of Class B common stock. SAP holds all of the shares of the new Class B common stock. The ownership rights of Class A and Class B common stockholders are the same except with respect to voting, the election of directors, conversion, and certain actions that require the consent of holders of Class B and other protective provisions. See Note 12 for further details related to the terms and conditions of the new equity of the Company. The amended and restated certificate of incorporation effectuated a 4,231,706.1-for-one stock split of the new Class B common stock. The capitalization of the Company, including all share and per share data has been retroactively adjusted back to January 23, 2019, the date of the SAP Acquisition, to reflect the recapitalization.
Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the standalone selling prices for the Company’s services, valuation of certain intangible assets that were acquired as part of business combinations, valuation of the distribution liability related to the tax sharing agreement with SAP, and valuation of deferred income tax assets. Actual results could differ from those estimates.

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
Foreign Currency Transactions
The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. All assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rate for the period, and equity balances are translated using historical exchange rates. The cumulative effect of translation adjustments arising from the use of differing exchange rates from period to period is included in accumulated other comprehensive loss within the consolidated balance sheets. Changes in the foreign currency translation adjustment are reported in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive loss. Transactions denominated in currencies other than the functional currency are remeasured at the end of the period and when the related receivable or payable is settled, which may result in transaction gains or losses. Foreign currency transaction gains and losses, whether realized or unrealized, are included in other non-operating income (expense), net in the consolidated statements of comprehensive loss.
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
Identification of a Contract
For accounting purposes, the Company treats multiple contracts entered into with the same customer as a single contract if they are entered into at or near the same time and are economically interrelated. The Company does not combine contracts with closing days more than three months apart because they are not considered entered into near the same time. The Company evaluates whether various contracts are interrelated, which includes considerations as to whether they were negotiated as a package with a single commercial objective, whether the amount of consideration on one contract is dependent on the performance of the other contract or if some or all goods in the contracts are a single performance obligation.
New arrangements with existing customers can be either a new contract or the modification of prior contracts with the customer. The Company considers whether there is a connection between the new arrangement and the pre-existing contracts, whether the goods and services under the new arrangement are highly interrelated with the goods and services sold under prior contracts, and how the goods and services under the new arrangement are priced. In determining whether a change in transaction price represents a contract modification or a change in variable consideration, the change in price is examined to determine whether it results from new or changes in existing enforceable rights and obligations or from applying unchanged existing contract provisions.
Identification of Performance Obligations
Some contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately, if they are distinct. Typically, the products and services outlined in the Classes of Revenue section qualify as separate performance obligations and the portion of the contractual fee allocated to them is recognized separately. In particular for Qualtrics’ professional services and implementation activities, the Company evaluates whether such services significantly integrate, customize, or modify the subscription service to which they relate. In this context, the nature of the services and their volume are considered relative to the volume of the subscription service to which they relate. In general, the implementation services for the Company’s subscription services go beyond pure setup activities and qualify as separate performance obligations. Non-distinct goods and services are combined into one distinct bundle of goods and services (combined performance obligation).
Determination of Transaction Price
The Company applies judgment in determining the amount to which Qualtrics expects to be entitled in exchange for transferring promised goods or services to a customer. Prices are generally fixed at contract inception; therefore, the Company’s contracts do not contain a significant amount of variable consideration, however, the Company considers whether and to what extent subsequent concessions or payments may be granted to customers and whether the customer is expected to pay the contractual fees. In this assessment, Qualtrics’ history is considered both with the respective customer and more broadly.

Allocation of Transaction Price
The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines standalone selling prices considering market conditions and based on overall pricing objectives, such as observable standalone selling prices and other factors.
Where standalone selling prices for an offering are observable and reasonably consistent across customers (that is, not highly variable), Qualtrics’ standalone selling price estimates are derived from the Company’s respective pricing history. The Company has established thresholds of pricing variability to determine whether the historical pricing of goods and services is highly variable across customers.
Where sales prices for an offering are not directly observable or highly variable across customers, judgment is required to estimate standalone selling prices. For renewable offerings with highly variable pricing across customers, the Company’s estimate considers the individual contract’s expected renewal price as far as this price is substantive based on renewal history. Typically, the Company’s subscription offerings follow this approach. For Qualtrics’ professional and other services, these estimations typically follow a cost-plus-margin approach.
The Company reviews the standalone selling prices periodically, or whenever facts and circumstances change, to ensure the most objective input parameters available are used.
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
Revenue from professional services and other revenue related to research services is recognized upon completion because completion and delivery of the results is considered a performance obligation satisfied at a point in time. Revenue from professional services and other revenue related to customized software coding is recognized upon completion, because the customer consumes the intended benefit and assumes control upon final completion of the custom coding. Revenue from professional services and other revenue related to implementation and other ancillary services is recognized as the services are performed, because the customer consumes the benefit as the services are provided.
For performance obligations satisfied over time, the Company recognizes revenue using the method that best reflects the timing of transfer of control to the customer and satisfaction of the Company’s performance obligation.
Contract Balances
The Company bills in advance for annual contracts, and at times enters into non-cancelable multi-year deals. Non-cancelable multi-year deals typically include price escalations each year. The Company recognizes revenue on a straight-line basis over the non-cancelable term and accounts for the difference between straight-line revenue and invoiced amounts as a contract asset. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of December 31, 2022 were $22.3 million and $19.9 million, respectively. The current and noncurrent portion of contract assets included in prepaid and other current assets and other assets as of December 31, 2021 were $18.1 million and $14.0 million, respectively. The increase in contract assets is due to a higher number of multi-year deals in 2022 compared to 2021.

The Company records contract liabilities to deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer prior to the related performance obligation being fulfilled. In certain circumstances, the Company receives consideration from customers in advance of a specific service being identified. Total consideration received in advance of a specific service being identified totaled $31.3 million and $33.0 million as of December 31, 2022 and 2021, respectively and is included in deferred revenue. The following table shows the amount of revenue included in prior period deferred revenue and revenue generated from same period billings for each of the Company’s revenue generating solutions:

	Year Ended December 31,
in thousands	2022	2021	2020
Subscription revenue:
Revenue included in prior period deferred revenue	$655,448	$463,609	$337,299
Revenue generated from same period billings	568,277	407,096	238,098
Total subscription revenue	$1,223,725	$870,705	$575,397
Professional services and other revenue:
Revenue included in prior period deferred revenue	$70,786	$57,866	$39,253
Revenue generated from same period billings	164,117	147,093	148,872
Total professional services and other revenue	$234,903	$204,959	$188,125
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Amounts of a customer contract’s transaction price that are allocated to the remaining performance obligations represent contracted revenue that has not yet been recognized. They include amounts recognized as contract liabilities and amounts that are contracted but not yet due. The expected future revenue related to unsatisfied performance obligations as of December 31, 2022 was $2,174.6 million, of which approximately $1,202.3 million is expected to be recognized as revenue over the next twelve months. The expected future revenue related to unsatisfied performance obligations as of December 31, 2021 and December 31, 2020 was $1,732.8 million and $1,144.4 million, respectively. The amount of transaction price allocated to the remaining performance obligations and changes in this amount over time, are impacted by, among others, currency fluctuations and the contract period of the Company’s cloud contracts remaining at the balance sheet date and thus, by the timing of contract renewals.
Disaggregation of Revenue
The following table summarizes revenue by region based on the address of customers who have contracted to use the Company’s cloud platform:

	Year Ended December 31,
in thousands	2022	2021	2020
United States	$1,020,670	$758,997	$552,221
International	437,958	316,667	211,301
Total revenue	$1,458,628	$1,075,664	$763,522
No single country outside the United States accounted for 10% or more of revenue during the years ended December 31, 2022, 2021, and 2020.

Stock-Based Compensation, including cash settled
Equity Awards
The Company records stock-based compensation based on the grant date fair value of the awards. The Company recognizes the fair value of restricted stock awards that do not contain a performance condition as expense using the straight-line method over the requisite service period of the award. For restricted stock units that contain performance conditions, the Company recognizes expense using the accelerated attribution method based on the probability that the performance conditions will be met.
The Company estimates the grant date fair value of RSUs based on the closing stock price of the Company’s publicly traded Class A common stock on the grant date. The Company estimates the grant date fair value of purchase rights issued under the Qualtrics Employee Stock Purchase Plan, or ESPP, based on the Black-Scholes option-pricing model using the estimated number of awards as of the beginning of the offering periods. The Company estimated the fair value of the converted Clarabridge options based on the intrinsic value of the awards on the acquisition date.
Cash Awards
The Company measures and recognizes compensation expense for stock-based payment cash awards based on the fair value of the awards each quarter until settlement. The fair value of the awards are estimated based on the fair value of the underlying stock price of SAP SE or some are valued at $35.00. The fair value of stock-based compensation cash awards that vest solely on a service-based condition is recognized on a straight-line basis over the period during which services are provided in exchange for the award. Awards which contain both service-based and performance conditions are recognized using the accelerated attribution method once the performance condition is probable of occurring. All awards that were not exchanged into Qualtrics RSUs are paid out in cash upon vesting. The fair value of cash awards is recognized as a liability on the balance sheet, with changes to fair value each period being recognized through the income statement.
The Company accounts for forfeitures as they occur; therefore, stock-based compensation expense has been calculated based on actual forfeitures in the Company’s consolidated statements of comprehensive loss.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Since the Company was in a net loss position for all periods presented, the inclusion of potentially dilutive shares would have been antidilutive. Accordingly, basic net loss per share and diluted net loss per share are the same. For purposes of calculating net loss per share, the Company uses the two-class method. Because both classes of common stock share the same rights in dividends, basic and diluted net loss per share was the same for both common stock classes.
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
Advertising and Promotional Expense
Advertising and promotional expenses are expensed as incurred. Advertising and promotional expenses for the years ended December 31, 2022, 2021, and 2020 were $5.0 million, $5.7 million, and $4.6 million, respectively.

Cash and cash equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the date of purchase. The Company maintains cash and cash equivalents at financial institutions, which at times may not be federally insured or may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on such accounts. Cash and cash equivalents are recorded at fair value.
Accounts Receivable and Allowances
Accounts receivable are recorded at the invoiced amount, net of allowances. Accounts receivable are typically due within 30 days from the date of invoice. Customer balances outstanding longer than the contractual payment terms are considered past due.
The Company establishes allowances for bad debt and cancellations based on historical collection data and customer specific circumstances. The allowance for bad debt, as needed, is established with a charge to bad debt expense in the consolidated statements of comprehensive loss. The Company’s allowance for bad debt was $8.6 million and $1.5 million as of December 31, 2022 and 2021, respectively. Bad debt expense was $7.7 million,$1.4 million during the years ended December 31, 2022 and 2021 and not material during the year ended 2020. The Company’s allowance for cancellations was $28.8 million and $17.5 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021, and 2020, $3.2 million, $(2.4) million and $3.0 million of net additions (reductions) were charged to revenue, respectively, and $8.1 million, $(10.3) million, and $15.2 million of net additions (reductions) were charged to deferred revenue, respectively. The allowance for cancellations is established with a reduction to revenue and deferred revenue. In the event of lack of payment due to a bankruptcy or other credit-related issues of a customer, the Company writes off the related accounts receivable with a reduction to the allowance for bad debt. In the event of lack of payment from a customer for issues unrelated to credit risk, the Company cancels the customer’s subscription access or service and writes off the corresponding accounts receivable with reductions to the allowance for cancellations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. No customer accounted for more than 10% of accounts receivable at December 31, 2022 and 2021. No single customer accounted for 10% or more of total revenue during the years ended December 31, 2022, 2021, and 2020.
Deferred Contract Acquisition Costs, net
Deferred contract acquisition costs, net is stated at gross deferred contract acquisition costs less accumulated amortization. Sales commissions and related payroll taxes for initial software-as-a-service (SaaS) subscription contracts earned by the Company’s sales force are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs on the consolidated balance sheets. The Company capitalized additional deferred contract acquisition costs of $133.2 million and $99.9 million during the years ended December 31, 2022 and 2021, respectively.
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
Amortization of deferred contract acquisition costs were $71.6 million, $50.0 million, and $32.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization of deferred contract acquisition costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss.
The carrying amount of the deferred contract acquisition costs is periodically reviewed for impairment. In performing this review, the Company considers whether the carrying amount of the deferred contract acquisitions cost will be recovered. In estimating the amount of consideration Qualtrics expects to receive in the future related to deferred contract acquisition costs, the Company considers factors such as attrition rates, economic factors, and industry developments, among other factors. If it is determined that deferred contract acquisition costs are impaired, an impairment loss is recognized for the amount by which the carrying amount and the anticipated costs that relate directly to providing the future services exceed the consideration that has been received and that is expected to be received in the future. There was no impairment loss in relation to the deferred costs for any period presented.
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
If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of property and equipment during the years ended December 31, 2022, and 2021, and 2020.

The following table sets forth property and equipment by geographic area:

	As of December 31,
in thousands	2022	2021
United States	$183,892	$168,145
International	31,753	24,182
Total property and equipment, net	$215,645	$192,327
No single country outside the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of December 31, 2022 and 2021.
Leases
The Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. As of December 31, 2022 and 2021, the Company had no finance leases. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections available under Topic 842. Leases with a one-year term or less are not recognized on the consolidated balance sheets. Additionally, the Company has elected to combine non-lease components with lease components for the purposes of calculating the ROU asset and liabilities, to the extent they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease costs. The Company uses the incremental borrowing rate based on information available at the commencement date in determining the present value of future lease payments. The rate is an estimate of the collateralized borrowing rate the Company would incur on future lease payments over a similar term.
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
Internal-use Software
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by the Company and accessed by its customers on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred as research and development costs. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of property and equipment. Maintenance and training costs are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life of 24 months. The Company recognized amortization expenses of $19.4 million, $13.5 million, and $12.5 million related to capitalized internal-use software for the years ended December 31, 2022, 2021, and 2020, respectively, within cost of subscription revenue.

Business Combinations
The Company applies the acquisition method of accounting for those transactions that qualify as a business acquisition, resulting in recording assets and liabilities acquired at their respective fair values. Goodwill is determined based on the difference between the fair value of consideration paid and the fair value of the assets acquired and liabilities assumed. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain. For fair values that are preliminary due to the Company still being in the process of obtaining additional information, during the measurement periods, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period, which is not more than one year from the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive loss.
Goodwill and Other Intangible Assets
The Company records goodwill when consideration paid in a business acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests, which are performed annually on October 1st or more frequently if certain indicators are present. In performing the goodwill impairment test, the Company first performs a qualitative assessment, which requires that the Company considers events or circumstances including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers, changes in the composition or carrying amount of a reporting unit’s net assets and changes in the Qualtrics stock price. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of the Qualtrics reporting unit is greater than the carrying amount, then the quantitative goodwill impairment test is not performed. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of goodwill for the years ended December 31, 2022, 2021, and 2020.

Other intangible assets, consisting of developed technology, customer relationships, tradenames, purchased license agreements, developed content, certifications and purchased patents, are stated at cost less accumulated amortization. All intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives. The Company recognized amortization expense over the estimated useful lives related to its acquired intangible asset as follows with the related weighted-average remaining amortization period as of December 31, 2022:

	Estimated Useful Lives	Weighted-Average Amortization Period
Cost of revenue
Developed technology	1 to 6 years	4.4 years
Licenses and certifications	5 years	3.9 years
Purchased license agreements	4 years	0 years
Developed content	4 years	0 years
Sales and marketing
Customer relationships	1 to 9 years	3.8 years
General and administrative
Tradenames	1 to 5 years	0.1 years
Purchased patents	9 to 16 years	5.8 years
Income Taxes
Income taxes as presented in the consolidated financial statements of Qualtrics attribute current and deferred income taxes of SAP to the Company’s standalone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes (“ASC 740”). Historically, the Company’s income tax provision was prepared following the separate return method prior to deconsolidation in October 2021 for U.S. federal income tax purposes, and the separate return method continues to apply for other jurisdictions where Qualtrics files returns as part of an SAP Tax Group. The separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a standalone enterprise. As a result of deconsolidation for U.S. federal income tax purposes, the Company has updated the Qualtrics reported tax attributes in certain jurisdictions to reflect the tax attributes available for future use by the Qualtrics tax reporting entity that files returns separate from an SAP Tax Group.
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
3.CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following:

	As of December 31,
in thousands	2022	2021
Cash	$589,948	$123,906
Money market mutual funds	129,944	890,605
Total cash and cash equivalents	$719,892	$1,014,511
4.FAIR VALUE MEASUREMENTS
See Note 2, “Summary of Significant Accounting Policies”, for additional details related to fair value measurements.
Cash and cash equivalents
The Company’s cash equivalents with regards to money market mutual funds are classified within Level 1 of the fair value hierarchy and are reported at their fair value on the balance sheet as of December 31, 2022 and 2021.
Tax sharing liability
From the date of the SAP Acquisition, Qualtrics was included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, the Company deconsolidated from the SAP Tax Group for U.S. federal income tax purposes. The Company continues to be a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, Qualtrics will make tax sharing payments to SAP related to certain share based payment awards that existed prior to or were granted at the time of the IPO, the Pre-IPO Awards. Upon deconsolidation from the SAP Tax Group, the initial tax sharing liability was recorded as a distribution payable to SAP in accounts payable (current portion) and other liabilities (non-current portion) and as a reduction to additional paid-in capital. Changes in the fair value of the tax sharing liability are recorded through other non-operating income (expense), net. As of December 31, 2022 and 2021, the Company’s distribution liability for the tax sharing agreement with SAP based on an estimated fair value totaled $65.0 million and $71.5 million, respectively.

The tax sharing agreement liability is estimated based on the estimated future tax benefits associated with the Pre-IPO Awards. The liability is classified within Level 3 of the fair value hierarchy and is based on the discounted estimated future cash flows of the liability. The primary assumptions used in the valuation include the amount of the estimated future tax deductions related to the Pre-IPO Awards, the Company’s estimated future taxable income or loss excluding the Pre-IPO Awards, including the ability and timing of when the Company will be able to utilize the tax deductions from the Pre-IPO Awards using a hypothetical with and without tax calculation, and the estimated discount rate, which is based on current market rates for unsecured liabilities with similar maturities and credit quality. Estimating the tax sharing liability balance requires significant estimates and assumptions, which are inherently uncertain and therefore actual results could differ from those estimates. The changes in the fair value of the tax sharing liability were as follows:

in thousands
Balance as of October 1, 2021	$(85,000)
Change in the fair value reported in other non-operating income (expense), net	13,500
Balance as of December 31, 2021	(71,500)
Change in the fair value reported in other non-operating income (expense), net	6,500
Balance as of December 31, 2022	$(65,000)
During the years ended December 31, 2022 and 2021, the Company had no transfers in or out of Level 3 fair value measurements.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of December 31,
in thousands	2022	2021
Internal-use software	$50,488	$29,047
Server equipment	19,192	28,176
Leasehold improvements	88,254	80,301
Computer equipment	25,999	21,470
Land	13,383	13,383
Buildings	61,345	61,346
Furniture and fixtures	3,158	2,857
Software	3,034	3,252
Construction in progress	27,533	10,717
Total property and equipment	$292,386	$250,549
Accumulated depreciation and amortization	(76,741)	(58,222)
Property and equipment, net	$215,645	$192,327

The Company recognized depreciation and amortization expense related to its property and equipment as follows:

	Year Ended December 31,
in thousands	2022	2021	2020
Cost of revenue	$27,865	$20,946	$18,588
Research and development	5,969	3,456	2,010
Sales and marketing	8,552	6,105	3,667
General and administrative	1,849	1,372	738
Total depreciation and amortization expense	$44,235	$31,879	$25,003
6.LEASES
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases. The leases have remaining terms of less than 1 to 13 years. Options to extend for up to 10 years have not been included because they are not reasonably certain to be exercised.
The components of lease expense were as follows:

	As of December 31,
in thousands	2022	2021	2020
Operating lease cost	$29,280	$23,078	$24,420
Variable and short-term lease cost	$10,274	$7,280	$6,171
Other information related to leases was as follows:

	As of December 31,
	2022	2021
Weighted average remaining lease term	10.7 years	11.9 years
Weighted average discount rate	2.08%	2.07%
As of December 31, 2022, the maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

in thousands	As of December 31,
2022
2023	$12,068
2024	29,363
2025	31,521
2026	32,168
2027	29,427
Thereafter	177,875
Total minimum lease payments	$312,422
Less: imputed interest	(34,244)
Total	$278,178

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

Adjustments in purchase price allocations during the year ended December 31, 2022 related to tax adjustments on pre-acquisition net operating losses, which decreased deferred tax liabilities by $1.3 million with a corresponding decrease to goodwill. Below is the final allocation of the purchase price:

in thousands	Clarabridge
Accounts receivable	$18,538
Prepaid expenses and other assets	2,888
Property and equipment	6,414
Customer relationships	101,160
Developed technology	151,530
Tradenames	1,240
Goodwill	1,064,002
Total assets acquired	1,345,772
Accounts payable	(2,724)
Accrued liabilities	(9,455)
Deferred revenue	(36,421)
Deferred tax liabilities	(25,133)
Other liabilities	(4,357)
Total assets acquired, net	$1,267,682
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
•assumptions about the period of time acquired tradenames will continue to be used in the Company’s offerings;
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
The goodwill arising from the acquisition consists largely of the synergies the Company is expected to achieve from combining the acquired assets and operations with its existing operations. Goodwill related to Clarabridge is not deductible for tax purposes. Acquisition-related costs totaled $13.3 million and were expensed as incurred and included in general and administrative expenses.

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

	Year Ended December 31,
in thousands	2021	2020
Revenue	$1,160,641	$835,147
Net loss	$(1,112,339)	$(362,274)
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
The aggregate purchase price of these two acquisitions was $61.9 million, net of cash acquired. Adjustments in purchase price allocations during the year ended December 31, 2022 related to adjustments to the intangible asset valuation models and decreased intangible assets by $0.8 million, tax adjustments from pre-acquisition research and development tax credits and decreased other assets, net by $0.1 million, and tax adjustments from a change in the pre-acquisition tax balances and decreased other liabilities, net by $0.4 million, with a corresponding total increase to goodwill of $0.5 million. The final allocation of the purchase price for the Usermind and SurveyVitals acquisitions is as follows:

in thousands	Usermind and SurveyVitals
Developed technology	$5,070
Customer relationships	8,440
Licenses and certifications	6,350
Tradenames	100
Goodwill	47,204
Other assets, net	947
Total assets acquired	68,111
Other liabilities, net	(6,168)
Total assets acquired, net	$61,943
The goodwill arising from the acquisitions consists largely of the synergies the Company is expected to achieve from combining the acquired assets and operations with its existing operations. Goodwill related to the acquisitions is not deductible for tax purposes. Acquisition-related costs for Usermind and SurveyVitals totaled $2.1 million and were expensed as incurred and included in general and administrative expenses. The contribution of Usermind and SurveyVitals to the revenue and earnings for the year ended December 31, 2021 is not material.

8.GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Goodwill represents the excess of the purchase price of a business combination over the fair value of net assets acquired. The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2020	$6,709
Acquisition of Clarabridge, Inc.	1,065,335
Acquisitions of Usermind and SurveyVitals	46,724
Balance as of December 31, 2021	$1,118,768
Adjustments in purchase price allocations	(853)
Balance as of December 31, 2022	$1,117,915
The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but do not exceed 12 months. The adjustments in 2022 represent measurement period adjustments for business combinations from the prior year.
Other intangible assets, net
Other intangible assets, net consisted of the following:

	As of December 31,
in thousands	2022	2021
Patents	$751	$751
Developed technology	159,670	159,665
Customer relationships	111,700	111,965
Developed content	400	400
Tradename	1,890	1,915
Licenses and certifications	6,350	6,845
License agreements	1,500	1,500
Total intangible assets	$282,261	$283,041
Accumulated amortization	(71,846)	(18,541)
Other intangible assets, net	$210,415	$264,500
The Company recognized amortization expense related to its acquired intangible assets as follows:

	Year Ended December 31,
in thousands	2022	2021	2020
Cost of revenue	$29,914	$8,243	$1,062
Sales and marketing	22,121	5,441	204
General and administrative	1,270	446	188
Total amortization of acquired intangible assets	$53,305	$14,130	$1,454

Estimated amortization expense for intangible assets for the next five years and thereafter consists of the following:

As of December 31,
in thousands	2022
2023	$51,002
2024	50,885
2025	49,934
2026	41,366
2027	17,156
Thereafter	72
Total	$210,415
9.ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	As of December 31,
in thousands	2022	2021
Accrued wages, bonuses and commissions	$79,518	$93,021
Accrued payroll taxes	9,087	7,295
Other accrued expenses	32,590	25,855
Employee Stock Purchase Plan (“ESPP”) liability	18,924	18,182
Accrued income taxes	15,172	23,049
Total accrued liabilities	$155,291	$167,402
10.COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the most current information available. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. The Company is not presently a party to any litigation the outcome of which, it believes, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on its business, operating results, or financial condition.
11.PROMISSORY NOTES
In January 2021, and in connection with the initial public offering, the Company declared a $2,392 million dividend in the form of two promissory notes payable from Qualtrics International Inc. to SAP America.
Promissory Note 1 was issued with a principal amount of $1,892 million and interest rate of 0.14% compounded semiannually. The principal balance and accrued interest was due and paid in full on February 1, 2021, the date of the closing of the initial public offering.
Promissory Note 2 was issued with a principal amount of $500 million and interest rate of 1.35% compounded semiannually. The outstanding principal of $500 million and accrued interest of $5.3 million was paid in full on November 9, 2021.

12.COMMON STOCK
On December 21, 2020, the Company amended its restated certificate of incorporation to create new shares of preferred stock, Class A common stock, and Class B common stock. The following description summarizes certain important terms of Qualtrics capital stock and of Qualtrics amended and restated certificate of incorporation and amended and restated bylaws.
Class A Common Stock and Class B Common Stock
Dividend Rights
Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of Qualtrics Class A common stock and Class B common stock are entitled to receive dividends, out of assets legally available, sharing equally in all such dividends on a per share basis, at the times and in the amounts that the Company’s board of directors may determine from time to time.
Voting Rights
Except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters to be voted on by Qualtrics stockholders and except with respect to the conversion, certain corporate actions that require the consent of holders of Class B common stock and other protective provisions, the holders of Class A common stock and Class B common stock have identical rights. Subject to any rights of any series of preferred stock to elect directors, the holders of Qualtrics Class A common stock and the holders of Qualtrics Class B common stock, voting together as a single class, are entitled to elect all directors to the Company’s board of directors. In the event that the rights of any series of preferred stock would preclude the holders of Qualtrics Class A common stock and the holders of Qualtrics Class B common stock, voting together as a single class, from electing at least one director, the board of directors will increase the number of directors prior to the issuance of that preferred stock to the extent necessary to allow these stockholders to elect at least one director.
Right to Receive Liquidation Distributions
Upon the Company’s liquidation, dissolution or winding-up, the holders of Qualtrics Class A common stock and Class B common stock are entitled to share equally in all of the Company’s assets remaining after payment of all liabilities and the liquidation preferences of any outstanding preferred stock.
Conversion
Prior to any distribution of Class B common stock by SAP to any party that is not beneficially owned by SAP (a “Distribution”), all shares of Class B common stock will automatically be converted into shares of Class A common stock upon the transfer of such shares of Class B common stock. If a Distribution has not occurred, each share of Class B common stock will also automatically convert into a share of Class A common stock at such time as the number of shares of common stock owned by SAP (and its affiliates) falls below 20% of the outstanding shares of Qualtrics common stock. All conversions will be effected on a share-for-share basis.
Preferred Stock
The Company’s board of directors is authorized, subject to the approval of Qualtrics Class B stockholders and subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions, in each case without further vote or action by Qualtrics stockholders. The Company has no current plan to issue any shares of preferred stock.

Sale of Class A Common Stock
In December 2020, Qualtrics entered into a stock purchase agreement with Q II, LLC (“Q II”), an entity controlled by Ryan Smith, the Company’s founder and executive chair, pursuant to which Q II purchased 6,000,000 shares of Qualtrics Class A common stock at a price of $20.00 per share for an aggregate purchase price of $120 million. The shares are redeemable at the option of the Company for the 60-day period following June 30, 2021 unless the following conditions had been met: (i) the closing of the Company’s underwritten public offering had occurred prior to that date and (ii) Ryan Smith remained employed by the Company on that date or his employment had been terminated prior to that date by the Company without cause or by him with good reason. Such conditions occurred as of June 30, 2021 and the shares are therefore not redeemable at the option of the Company. Based on the terms of purchase agreement, the funds received from the Q II purchase were reported within accrued liabilities until the redemption options expired on June 30, 2021, resulting in the $120 million purchase consideration being reclassified from accrued liabilities to additional paid in capital.
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
On November 9, 2021, Qualtrics completed a public offering, in which the Company issued and sold 27,380,952 shares of Qualtrics Class A common stock at a public offering price of $42.00 per share, for an aggregate offering price of $1,114.6 million net of underwriting discounts and commissions. The Company used a portion of the proceeds to repay approximately $505.3 million of principal and interest outstanding on Promissory Note 2 payable to SAP America, Inc. and intend to use the remaining proceeds for working capital and other general corporate purposes.
13.STOCK-BASED COMPENSATION
Stock-based compensation expense, including cash settled, for the years ended December 31, 2022, 2021, and 2020 was recorded as follows:

	Year Ended December 31,
in thousands	2022	2021	2020
Cost of subscription revenue	$18,798	$12,148	$4,632
Cost of professional services and other revenue	34,022	25,299	6,737
Research and development	154,972	128,779	68,355
Sales and marketing	208,958	136,532	37,877
General and administrative	617,424	754,382	106,412
Total stock-based compensation expense, including cash settled	$1,034,174	$1,057,140	$224,013

Cash Awards
In Conjunction with the SAP acquisition, previous unvested Restricted Share Awards (“RSAs”), Restricted Share Units (“RSUs”) and options held by employees of Qualtrics were exchanged into stock-based cash awards (Qualtrics Rights). During 2019 and 2020, SAP granted to certain Qualtrics employees virtual shares representing a contingent right to receive a cash payment determined by the SAP share price and the number of share units that ultimately vest (Move SAP RSUs). During the years ended December 31, 2022, 2021, and 2020, less than 0.1 million, 1.9 million, and 8.1 million units of Qualtrics Rights and Move SAP RSUs vested and were settled for $5.3 million, $79.4 million, and $388.6 million in cash, respectively. No cash settled awards were granted during the years ended December 31, 2022 and 2021, respectively. There were 0.9 million shares granted during the year ended December 31, 2020. The carrying amount of the liability related to the Qualtrics Rights and Move SAP RSUs was $1.1 million and $4.6 million as of December 31, 2022 and 2021, respectively. The unrecognized expense related to Qualtrics Rights and Move SAP RSUs was $0.5 million as of December 31, 2022 and will be recognized over a remaining vesting period of less than one year.
Equity Awards
Qualtrics RSUs
In December 2020, the board of directors approved the 2021 Qualtrics International Inc. Employee Omnibus Equity Plan, pursuant to which the Company reserved shares of Class A common stock to be used for grants of equity awards to officers, employees, directors, and other key persons, including consultants. The plan provides that on January 1, 2022, and each January 1 thereafter, through and including January 1, 2031, the number of shares reserved and available for issuance under the plan is cumulatively increased by a number of shares of Class A common stock equal to up to 5% of the number of shares of Class A common stock and Class B common stock of issued and outstanding on the immediately preceding December 31, as approved by board, and further provides for increases to the number of shares of Class A common stock that may be granted thereunder based on shares underlying any awards that expire, are forfeited, or are otherwise terminated. In August 2021, the board of directors approved the 2021 Qualtrics International Inc. Inducement Equity Plan, pursuant to which the Company reserved shares of Class A common stock to be used for grants of equity-based awards to individuals who were not previously employees or directors of the Company. As of December 31, 2022, there were 10.1 million shares remaining to be issued under these two plans.
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
In January 2021, the board of directors authorized the issuance of new RSU awards representing approximately 61.4 million shares of Qualtrics Class A common stock. These awards were granted to eligible employees and the executive officers of the Company on January 28, 2021. Approximately 44.2 million of the RSU awards are subject to time-based vesting, with 25% vesting on February 1, 2022 and ratably thereafter for twelve quarters, such that this portion of the RSUs will be fully vested on the fourth anniversary of their vesting commencement date. The remaining 17.2 million RSU awards vest in four equal annual installments based on the achievement of certain performance conditions, as established by the Company’s board of directors and measured annually, with vesting of 100% of each installment in the event that the performance targets are achieved and ratable downward adjustments in the event that the performance targets are partially achieved.
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

In November 2021, the board of directors authorized the issuance of new RSU awards representing approximately 2,227,679 million shares of Qualtrics Class A common stock. These awards were granted to eligible employees of Clarabridge. The RSU awards are subject to time-based vesting, with 25% vesting on November 1, 2022 and ratably thereafter for twelve quarters, such that this portion of the RSUs will be fully vested on the fourth anniversary of their vesting commencement date.
The following table sets forth the outstanding Qualtrics RSUs and related activity for the years ended December 31, 2022 and 2021:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Exchanged from Qualtrics Rights and SAP RSU Awards	12,872	30.04
Granted	77,652	44.28
Vested	(6,124)	31.14
Forfeited/Canceled	(2,236)	41.28
Outstanding as of December 31, 2021	82,164	$43.11
Granted	35,490	20.69
Vested	(33,967)	41.53
Forfeited/Canceled	(7,014)	35.01
Outstanding as of December 31, 2022	76,673	$34.17
The total fair value of RSUs that vested during the year ended December 31, 2022 and 2021 was $770.7 million and $222.7 million. As of December 31, 2022, there was $1,986.4 million of unrecognized stock-based compensation expense related to outstanding Qualtrics RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.

Qualtrics Options
On October 1, 2021, in connection with the acquisition of Clarabridge, Inc., the Company assumed the outstanding Clarabridge stock option plans and converted all outstanding stock options into Qualtrics options. The majority of the assumed options were either fully vested or partially vested as of the acquisition date and had a strike price well below the value of the awards at the conversion date. Certain awards to Clarabridge employees had their vesting periods extended for up to three years after the acquisition date. The conversion date fair value of the stock options was determined to be approximate to the intrinsic value of the awards. The value of the assumed options was allocated to purchase consideration and stock compensation expense based on the pre and post service conditions. See Note 7 “Business Combinations” for additional information. The following table sets forth the outstanding common stock options and related activity for the years ended December 31, 2022 and 2021:

	Number of Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	—	$—
Assumed awards from Clarabridge Acquisition	3,204	4.52
Exercised	(1,344)	4.22
Forfeited/Expired	(5)	7.08
Outstanding as of December 31, 2021	1,855	$4.84	6.3	$56,684
Exercised	(353)	4.62
Forfeited/Expired	(34)	6.06
Outstanding as of December 31, 2022	1,468	$4.87	5.1	$8,091
Vested and exercisable at December 31, 2022	938	$4.62	5.0	$5,407
The aggregate intrinsic value of options exercised was $4.7 million and $51.2 million for the years ended December 31, 2022 and 2021. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of December 31, 2022 and 2021 are based on the market closing price of the Company's Class A common stock on those dates.
As of December 31, 2022, there was $9.9 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.6 years.
Own SAP Plan (Own)
Starting in July 2019 under Own, employees had the opportunity to purchase, on a monthly basis, SAP shares without any required holding period. The investment per each eligible employee is limited to a percentage of the respective employee’s monthly base salary. The Company matched the employee investment by 40% and added a subsidy equivalent of €20 per month for non-executives. In connection with the completion of the Company’s initial public offering employees are no longer able to participate in Own. No shares were purchased under this plan during the year ended December 31, 2022. The number of shares purchased under this plan was 17,440 and 185,709 during the years ended December 31, 2021 and 2020, respectively. No compensation expense was recognized associated with this plan during the year ended December 31, 2022. The Company recognized compensation expense associated with the match of $0.7 million and $7.2 million during the years ended December 31, 2021 and 2020, respectively.

Qualtrics Employee Stock Purchase Plan
In December 2020, the Company's board of directors approved the 2021 Qualtrics International Inc. Employee Stock Purchase Plan (ESPP), which became effective in January 2021. The ESPP initially reserved and authorized the issuance of up to a total of 12,000,000 shares of Class A common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2030 by the lowest of: (i) 2% of the number of shares of Qualtrics Class A common stock reserved for issuance under the ESPP, (ii) 1% of the outstanding number of shares of Qualtrics Class B and Class A common stock on the immediately preceding December 31, and (iii) such lesser number of shares as determined by the Company’s compensation committee. The share reserve is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2022, there were 9.8 million shares remaining to be issued under the ESPP.
Each employee who is a participant in the ESPP may purchase shares by authorizing contributions at a minimum of 1% up to a maximum of 20% of his or her compensation for each pay period. Accumulated contributions are used to purchase shares on the last business day of the offering period at a price equal to 85% of the fair market value of the shares on the first business day of the offering period or the last business day of the offering period, whichever is lower, provided that no more than the number of shares of Class A common stock determined by dividing $15,000 by the fair market value of the shares on the first business day of the offering period may be purchased by any one employee during each purchase period. An employee may also purchase no more than $25,000 worth of shares of Class A common stock for each calendar year in which a purchase right is outstanding. The Company recognized compensation expense associated with the ESPP of $26.3 million and $16.4 million during the years ended December 31, 2022 and 2021. As of December 31, 2022, there was $2.2 million of unrecognized stock-based compensation expense associated with the ESPP, which is expected to be recognized over a weighted-average period of 0.1 years.
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
14.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the calculation of basic net loss per share attributable to common stockholders during the periods presented:

in thousands (except share amount)	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to common shareholder	$(1,061,478)	$(1,059,146)	$(272,502)
Denominator:
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholders, basic and diluted	584,285,678	516,869,588	423,334,994
Net loss per share attributable to common stockholders, basic and diluted	$(1.82)	$(2.05)	$(0.64)

The net loss per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions, whether through dividends or in liquidation. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been antidilutive. The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of December 31,
	2022	2021	2020
Qualtrics restricted stock units	76,672,908	82,163,894	—
Qualtrics options	1,467,828	1,854,965	—
Qualtrics employee stock purchase program	2,144,827	687,000	—
15.INCOME TAXES
For the years ended December 31, 2022, 2021, and 2020, the Company’s loss before income taxes was as follows:

	Year Ended December 31,
in thousands	2022	2021	2020
Domestic	$(1,122,995)	$(1,076,281)	$(297,724)
Foreign	82,418	29,100	41,699
Loss before income taxes	$(1,040,577)	$(1,047,181)	$(256,025)
The federal, state and foreign income tax provisions are summarized as follows:

	Year Ended December 31,
in thousands	2022	2021	2020
Current taxes:
Federal	$15,848	$19,886	$—
State	1,008	515	166
Foreign	22,527	3,218	6,970
Total current taxes	$39,383	$23,619	$7,136
Deferred taxes:
Federal	$(11,253)	$(12,582)	$—
State	(10,008)	(1,829)	—
Foreign	2,779	2,757	9,341
Total deferred taxes	(18,482)	(11,654)	9,341
Total	$20,901	$11,965	$16,477

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
in %	2022	2021	2020
Tax at U.S. statutory rates	21.0%	21.0%	21.0%
State tax, net of federal tax effect	0.9	(3.8)	3.4
Foreign taxes	(2.4)	(1.0)	(3.2)
Items not deductible for tax	0.2	(0.1)	(0.3)
Equity compensation	(16.9)	(13.4)	(0.3)
Tax credits	1.3	1.2	6.7
Changes in valuation allowance	(7.7)	(6.4)	(27.6)
Changes in tax reserves	0.1	1.6	(5.0)
Tax rate change	1.6	0.1	(0.6)
Other items, net	(0.1)	(0.3)	(0.5)
Effective income tax rate	(2.0)%	(1.1)%	(6.4)%
Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31,
in thousands	2022	2021
Deferred tax assets:
Investment in partnership	$—	$203,480
Tax credits	34,521	34,718
Reserves, accruals and other	18,712	8,304
Deferred revenue	206,457	—
Stock compensation	57,879	8,088
Net operating loss carryovers	78,684	74,127
Lease liability	79,023	32,414
R&D capitalization and amortization	57,377	—
Gross deferred tax assets	532,653	361,131
Valuation allowance	(339,912)	(262,919)
Net deferred tax assets	192,741	98,212
Deferred tax liabilities:
Compensation accruals	(79,055)	(17,785)
Intangible assets	(41,095)	(71,125)
Leases - ROU asset	(62,497)	(31,312)
Other	(12,916)	(1,547)
Total net deferred tax liabilities	$(2,822)	$(23,557)
The Company had historically calculated the income taxes in its consolidated financial statements on a separate return basis. However, the Company was in actuality included in the consolidated, combined or unitary U.S. federal and state income tax returns with SAP America, Inc. and its affiliates. As a result of deconsolidation from SAP during 2021, net operating losses and credits were updated to reflect actual attributes available for use by the Company. Qualtrics is subject to a tax sharing agreement with SAP that requires the Company to reimburse SAP for the Company's taxable income, or be reimbursed by SAP in cases of taxable loss, which is included on the consolidated tax returns with SAP, subject to adjustments for hypothetical tax attributes and certain simplifying conventions.

The Company has conducted the majority of its operations through a limited liability company that is wholly owned within the consolidated group and has been treated as a partnership for U.S. income tax purposes. Accordingly, the outside basis difference in the limited liability company has been reflected as a deferred tax asset, shown as “investment in partnership.” During 2020, the Company effectuated an internal restructuring, which removed certain foreign entities from the limited liability company ownership structure. As a result, the deferred tax balances of those foreign entities were presented separately from the partnership deferred tax asset during 2020 and 2021. During 2022, the Company effectuated another internal restructuring and the wholly-owned limited liability company became a single-member limited liability company, disregarded from its parent company for U.S. income tax purposes. As such, the Company is reporting its deferred tax balances for 2022 based on the tax basis of each relevant item, rather than the outside basis difference of the investment in the partnership.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance, the Company considered all available evidence, both positive and negative, including historical levels of income or loss, legislative developments, expectations, and risks associated with estimates of future taxable income, and prudent and feasible tax planning strategies. The Company has evaluated this evidence and determined that it is more likely than not that the net deferred tax assets for some of the Company’s U.S. entities will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company maintains a full valuation allowance against its net U.S. deferred tax assets in these entities. The valuation allowance for deferred tax assets was $339.9 million and $262.9 million at December 31, 2022 and 2021, respectively. During 2022, the valuation allowance increased by $77.0 million primarily due to increases in deferred revenue and the new Sec. 174 R&D capitalization and amortization rules in the United States.
As of December 31, 2022, the Company had approximately $237.1 million of consolidated federal net operating loss carryforwards and $549.8 million of state net operating loss carryforwards available to offset future taxable income, respectively. If unused, federal net operating loss carryforwards of $93.0 million will expire between 2025 and 2036. $144.1 million of federal net operating loss carryforwards can be carried forward indefinitely. If unused, state net operating loss carryforwards of $316.4 million will expire between 2023 and 2042. $233.4 million of state net operating loss carryforwards can be carried forward indefinitely. The Company has $2.4 million of foreign jurisdiction net operating loss carryforwards that can be carried forward indefinitely. The Company has federal research tax credit carryforwards of $0.5 million and Utah research tax credit carryforwards of $4.1 million, which if not utilized, will expire between 2032 and 2042, and 2026 and 2036, respectively. The Company has foreign tax credit carryforwards of $15.1 million which will expire between 2023 and 2028, if not utilized.
Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $142 million at December 31, 2022. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for state, local and foreign withholding income taxes has been provided hereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexities associated with its hypothetical calculation.
ASC 740 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The following table summarizes the activity related to unrecognized tax benefits for the periods December 31, 2022 and 2021:

	As of December 31,
in thousands	2022	2021
Beginning balance	$12,364	$28,130
Additions for tax positions related to current year	3,905	9,852
Additions for tax positions related to prior year	89	1,032
Reductions for tax positions related to prior year	(2,572)	(26,162)
Cumulative translation adjustment	(560)	(488)
Ending balance	$13,226	$12,364

The Company does not anticipate material changes within 12 months of the reporting date to its unrecognized tax benefits as of December 31, 2022. At December 31, 2022, the Company had $13.2 million of total unrecognized tax benefits, of which, if recognized, $11.7 million would impact the Company’s effective tax rate. Of the $13.2 million of 2022 unrecognized tax benefits, $1.5 million is offset to deferred tax assets and the remaining $11.7 million is recorded as a long term liability. At December 31, 2021, the Company had $12.4 million of total unrecognized tax benefits, of which, if recognized, $10.0 million would impact the Company’s effective tax rate. Of the $12.4 million of 2020 unrecognized tax benefits, $2.4 million is offset to deferred tax assets and the remaining $10.0 million is recorded as a long term liability.
The Company recognizes interest and penalties related to unrecognized tax benefits as part of pre-tax book income or expense, which totaled $0.1 million, $(1.1) million, and $1.5 million for 2022, 2021, and 2020, respectively. The Company’s accrual for interest and penalties totaled $1.4 million and $0.2 million at December 31, 2022 and 2021, respectively.
The Company files federal, state, and foreign income tax returns in various jurisdictions such as Australia, Belgium, Ireland, the United Kingdom, and the United States, with varying statutes of limitations. The tax years from 2019 forward remain subject to examination for the Company and its U.S. subsidiaries. Tax filings for the Company’s foreign subsidiaries remain subject to examination by local tax authorities from 2017 and onward.
The German Anti-Tax Avoidance Directive Implementation Law entered into force on July 1, 2021. This legislation is intended to combat hybrid mismatch arrangements and deny deduction of certain expenses accruing after December 31, 2019, and impacts the deductibility of expenses incurred in the Company’s German subsidiary during tax year 2020. As a result of this legislation, the Company recorded a $6.5 million uncertain tax liability during the year ended December 31, 2021. In the current year, the Germany tax return for tax year 2020 was filed and a $1.6 million decrease to the uncertain tax liability was recorded to account for the impact of the true ups on the filed tax return.
The U.K. Finance Act 2021 was passed on June 10, 2021. This legislation refined and clarified the country’s hybrid mismatch rules, which previously cast doubt on the deductibility of expenses incurred in the Company’s U.K. subsidiary during tax years 2017-2020. As a result of the favorable new legislation, the Company reversed an $11.0 million uncertain tax liability during the year ended December 31, 2021. No further adjustments were made for the year ended December 31, 2022.
16.RELATED PARTY TRANSACTIONS
Since the SAP acquisition in 2019, SAP and its affiliates are related parties to the Company. The Company has entered into certain arrangements for services and products with SAP and its affiliates.
The consolidated statements of comprehensive loss include all revenue and costs directly attributable and/or allocable to the Company, including costs for facilities, functions, and services used by Qualtrics. The consolidated statements of comprehensive loss also includes expenses of SAP directly charged to Qualtrics for certain functions provided by SAP, including, but not limited to, sales organization costs, insurance, employee benefits, human resources and usage of data centers. The Company directly charges SAP for certain functions provided to SAP, including sales support. These charges were determined based on actual expenses incurred on Qualtrics’ or SAP’s behalf or by usage.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $40.8 million, $26.4 million, and $11.8 million, respectively, from SAP and its affiliates in exchange for services and products. Total costs charged from SAP and its affiliates to the Company were $48.9 million, $56.8 million, and $38.4 million respectively, during the years ended December 31, 2022, 2021 and 2020. Total costs charged from the Company to SAP and its affiliates were $15.5 million, $27.7 million, and $20.2 million respectively, for the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022, the outstanding receivable and payable balance with SAP and its affiliates was $19.2 million and $15.2 million, respectively. As of December 31, 2021, the outstanding receivable and payable balance with SAP and its affiliates was $42.0 million and $13.3 million, respectively.

Because of the SAP Acquisition, Qualtrics had been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, the Company deconsolidated from the SAP Tax Group for federal tax purposes. The Company continues to be a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, the Company will make certain tax sharing payments to SAP. As of December 31, 2022, the Company’s distribution liability for the tax sharing agreement with SAP totaled $84.7 million, consisting of $7.7 million based on 2021 actual tax return activity, $12.0 million based on the Company’s 2022 tax provision and $65.0 million based on an estimated fair value. Of the $84.7 million, $72.0 million is recorded within accounts payable and the remaining $12.7 million is recorded within other liabilities on the balance sheet as of December 31, 2022. As of December 31, 2021, the Company’s distribution liability for the tax sharing agreement with SAP totaled $88.5 million, consisting of $17.0 million based on the Company’s 2021 tax provision and $71.5 million based on an estimated fair value. Of the $88.5 million, $21.5 million is recorded within accounts payable and the remaining $67.0 million is recorded within other liabilities on the balance sheet as of December 31, 2021.
In January 2021, and in connection with the initial public offering, the Company declared a $2,392 million dividend in the form of two promissory notes payable from Qualtrics International Inc. to SAP America. Promissory note 1 was issued with a principal amount of $1,892 million and paid in full on February 1, 2021. Promissory note 2 was issued with a principal amount of $500 million and interest rate of 1.35% compounded semiannually. The outstanding principal of $500 million and accrued interest of $5.3 million related to the Company’s promissory note was paid in full on November 9, 2021. See Note 11, “Promissory Notes”, for further details.
Certain Board members of the Company and certain Supervisory Board and Executive Board members of SAP SE currently hold, or held within the last year, positions of significant responsibility with other entities. The Company has relationships with certain of these entities in the ordinary course of business. During the years ended December 31, 2022 and 2021, revenue and charges from these related parties were immaterial.
In December 2020, Ryan Smith, the Company’s Founder and Executive Chair, acquired a majority interest in the Utah Jazz basketball franchise, the associated venue, and certain related sports teams and operations and business interests. In 2019, the Company entered into multi-year agreements with the Utah Jazz related to ticket purchases, advertising, sponsorships, and the Utah Jazz Five for the Fight Campaign, under which the Company was billed $7.7 million and $5.1 million during the years ended December 31, 2022 and December 31, 2021, respectively.
17.DEFINED CONTRIBUTION PLAN
The Company offers a 401(k) plan covering all U.S. full-time or part-time employees. The 401(k) plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).
From July 1, 2019 through September 30, 2021, the Company had a 401(k) plan administered by SAP, with employer contributions funded by the Company. Since October 1, 2021, the Company’s 401(k) plan has been administered by Qualtrics. During this time, eligible employees were able to contribute up to 25% of their compensation to the 401(k) plan each pay period, and then the Company automatically made partial matching contributions of up to 4.5% of their compensation. The employer matching contributions partially vested after two years and fully vested after three years of employee service. Starting on January 1, 2022, employees are able to contribute up to 90% of their compensation to the 401(k) plan each period and the Company automatically makes full matching contributions of up to 5% of the employee’s compensation, with immediate vesting in the employer contributions. The immediate vesting was also applied retroactively to 401(k) employer contributions prior to January 1, 2022. The maximum employer contributions per employee are $15,250 in 2022, $13,050 in 2021, and $12,825 in 2020. The Company’s contributions to the 401(k) plans for the years ended December 31, 2022, 2021 and 2020 totaled $33.3 million, $21.3 million, and $16.7 million, respectively.

18.    SUBSEQUENT EVENTS
In January 2023, the Company committed to a plan to eliminate approximately 270 roles across the Company globally that do not align with the Company’s highest priorities for 2023. This represents less than 5% of the Company’s workforce. These actions are expected to be substantially completed by the end of the first quarter of 2023. As a result of these actions, the Company expects to incur total pre-tax charges of approximately $5.8 million in connection with the headcount reductions, primarily consisting of severance payments, notice pay (where applicable), employee benefits contributions and related costs.
On January 26, 2023, SAP SE (“SAP”), the controlling stockholder of the Company, issued a press release indicating its intent to explore a sale of its stake in Qualtrics. No decision has been made and SAP is in the exploratory phase of the potential sale.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2022. Based on such evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described below.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and our principal financial officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—2013 Integrated Framework. As of December 31, 2022, our management identified a material weakness related to management’s risk assessment process over information technology general controls, including certain controls over logical access and change management, and process level controls including information used in the execution of those controls that impacted our financial reporting processes. As a result, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective.
The material weakness did not result in any material misstatements to our previously issued financial statements, nor in the financial statements included in this Form 10-K.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears below.

Management’s Remediation Plan and Status
Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management has already taken steps to substantially remediate this material weakness and will continue to take further steps until such remediation is complete. Remediation efforts include: engaging a third party subject matter expert to assist in the review of our risk assessment process, ensuring that change management and user access controls are performed timely, and enhancing our controls around the identification of new reports and changes to key reports. While we have taken steps to substantially remediate the identified material weakness and will continue to complete the remediation process as quickly as possible, we cannot at this time estimate how long it will take to remediate this material weakness. The material weakness will not be considered remediated until the controls are designed, implemented, and operate for a sufficient period of time and management has concluded, through independent testing, that these controls are operating effectively. As management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may take additional measures to address these control deficiencies or modify certain remediation measures described above.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Opinion on Internal Control Over Financial Reporting
We have audited Qualtrics International Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to risk assessment over information technology general controls, including certain controls over logical access and change management, and process level controls including information used in the execution of those controls that impacted the financial reporting processes has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Salt Lake City, Utah
February 24, 2023
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders (the “2023 Proxy Statement”). The 2023 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
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

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is KPMG LLP, Salt Lake City, Utah, Auditor Firm ID 185.
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

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
(3) Exhibits.
Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)
4.1	Specimen Class A common stock certificate of the Registrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on December 28, 2020)
4.2	Description of Securities (incorporated by reference from Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2022)
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Provo, Utah, on the 24th day of February, 2023.

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

Signature	Title	Date

/s/ Zig Serafin	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2023
Zig Serafin

/s/ Rob Bachman	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2023
Rob Bachman

/s/ Ryan Smith	Founder, Executive Chair and Director	February 24, 2023
Ryan Smith

/s/ Ritu Bhargava	Director	February 24, 2023
Ritu Bhargava

/s/ Egon Durban	Director	February 24, 2023
Egon Durban

/s/ Sindhu Gangadharan	Director	February 24, 2023
Sindhu Gangadharan

/s/ Omar A. Johnson	Director	February 24, 2023
Omar A. Johnson

/s/ Christian Klein	Director	February 24, 2023
Christian Klein

/s/ Robin Manherz	Director	February 24, 2023
Robin Manherz

/s/ Luka Mucic	Director	February 24, 2023
Luka Mucic

/s/ Scott Russell	Director	February 24, 2023
Scott Russell

/s/ Kelly Steckelberg	Director	February 24, 2023
Kelly Steckelberg