Form 10-Q
period 2023-03-31
Qualtrics International Inc.
filed 2023-05-02
CIK 1747748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
As of April 27, 2023, the registrant had 606,391,893 shares of common stock outstanding, consisting of 183,221,283 shares of Class A common stock and 423,170,610 shares of Class B common stock.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•the effects on our business of recent volatility in capital markets and lower market prices for our securities (including possible disruptions to the Company’s operations and customer demands due to the continuation of the COVID-19 pandemic);

•our ability to meet investor and customer expectations and evolving regulations regarding environmental, social and governance issues;
•our reduced ability to leverage resources at SAP as an independent company from SAP;
•the increased expenses associated with being an independent public company;
•the ability of the parties to consummate the Merger (as defined herein) in a timely manner or at all;
•the satisfaction (or waiver) of closing conditions to the consummation of the Merger;
•potential delays in consummating the Merger;
•the ability of the Company to timely and successfully achieve the anticipated benefits of the Merger;
•the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, including in circumstances that require the Company to pay the Company Termination Fee;
•the Company’s ability to implement its business strategy;
•significant transaction costs associated with the Merger;
•potential litigation relating to the Merger;
•the risk that disruptions from the Merger will harm the Company’s business, including current plans and operations (including risks related to diverting management’s attention from the Company’s ongoing business operations);
•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed Merger;
•legislative, regulatory and economic developments affecting the Company’s business;
•general economic and market developments and conditions;
•the evolving legal, regulatory and tax regimes under which the Company operates;
•potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger that could affect the Company’s financial performance;
•restrictions during the pendency of the Merger that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; and
•unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, as well as the Company’s response to any of the aforementioned factors.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Qualtrics International Inc.
Condensed Consolidated Balance Sheets
(In thousands, except number of shares and par value)
(Unaudited)

	As of March 31,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$806,718	$719,892
Accounts receivable, net of allowance (1)	384,501	537,037
Deferred contract acquisition costs, net	88,056	81,130
Prepaid expenses and other current assets	78,015	68,224
Total current assets	1,357,290	1,406,283
Non-current assets:
Property and equipment, net	223,328	215,645
Right-of-use assets from operating leases	213,616	216,514
Goodwill	1,117,915	1,117,915
Other intangible assets, net	199,734	210,415
Deferred contract acquisition costs, net of current portion	189,578	183,741
Deferred tax assets	9,318	9,625
Other assets	36,872	35,713
Total assets	$3,347,651	$3,395,851

Liabilities and equity
Current liabilities:
Lease liabilities	$17,564	$17,081
Accounts payable (1)	129,579	142,293
Accrued liabilities	130,383	155,291
Liability-classified, stock-based awards	510	1,053
Deferred revenue	848,445	858,186
Total current liabilities	1,126,481	1,173,904
Non-current liabilities:
Lease liabilities, net of current portion	259,855	261,097
Deferred revenue, net of current portion	14,387	16,717
Deferred tax liabilities	11,228	12,447
Other liabilities (1)	35,884	27,666
Total liabilities	1,447,835	1,491,831
Commitments and contingencies
Equity
Preferred stock, par value $0.0001 per share; authorized 100,000,000 shares; no shares outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, par value $0.0001 per share; authorized 2,000,000,000 shares; issued and outstanding 183,127,510 and 170,687,065 shares as of March 31, 2023 and December 31, 2022	18	17
Class B common stock, par value $0.0001 per share; authorized 1,000,000,000 shares; issued and outstanding 423,170,610 as of March 31, 2023 and December 31, 2022	42	42
Additional paid-in capital	5,682,305	5,428,297
Accumulated other comprehensive loss	(4,194)	(4,945)
Accumulated deficit	(3,778,355)	(3,519,391)
Total equity	1,899,816	1,904,020
Total liabilities and equity	$3,347,651	$3,395,851
________________
(1) Includes amounts from related parties. See Note 12 for further details.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription	$339,803	$280,808
Professional services and other	69,967	54,839
Total revenue	409,770	335,647
Cost of revenue:
Subscription	54,671	44,774
Professional services and other	68,511	54,493
Total cost of revenue	123,182	99,267
Gross profit	286,588	236,380
Operating expenses:
Research and development	108,975	105,999
Sales and marketing	252,772	218,330
General and administrative	178,672	202,589
Total operating expenses	540,419	526,918
Operating loss	(253,831)	(290,538)
Other non-operating income, net	1,655	674
Loss before income taxes	(252,176)	(289,864)
Provision for income taxes	6,788	2,461
Net loss	$(258,964)	$(292,325)

Net loss per share attributable to common stockholder, basic and diluted	$(0.43)	$(0.51)
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholders, basic and diluted	599,314,127	575,700,568
Other comprehensive income (loss):
Foreign currency translation gains (losses)	751	(448)
Comprehensive loss	$(258,213)	$(292,773)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2023
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	170,687,065	$17	423,170,610	$42	$5,428,297	$(4,945)	$(3,519,391)	$1,904,020
Stock-based compensation	—	—	—	—	236,027	—	—	236,027
Issuance of common stock upon settlement of restricted stock units (RSUs)	10,596,029	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of stock options	116,278	—	—	—	866	—	—	866
Issuance of common stock for employee stock purchase plan	1,728,138	—	—	—	19,965	—	—	19,965
Common stock withheld related to net share settlement of equity awards	—	—	—	—	(2,849)	—	—	(2,849)
Net loss	—	—	—	—	—	—	(258,964)	(258,964)
Foreign currency translation adjustment	—	—	—	—	—	751	—	751
Balance, March 31, 2023	183,127,510	$18	423,170,610	$42	$5,682,305	$(4,194)	$(3,778,355)	$1,899,816

	Three Months Ended March 31, 2022
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	147,309,254	$15	423,170,610	$42	$4,645,800	$(1,244)	$(2,457,913)	$2,186,700
Stock-based compensation	—	—	—	—	270,089	—	—	270,089
Issuance of common stock upon settlement of restricted stock units (RSUs)	10,658,728	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of stock options	123,171	—	—	—	614	—	—	614
Issuance of common stock for employee stock purchase plan	770,966	—	—	—	20,380	—	—	20,380
Common stock withheld related to net share settlement of equity awards	—	—	—	—	(208,920)	—	—	(208,920)
Net loss	—	—	—	—	—	—	(292,325)	(292,325)
Foreign currency translation adjustment	—	—	—	—	—	(448)	—	(448)
Balance, March 31, 2022	158,862,119	$16	423,170,610	$42	$4,727,962	$(1,692)	$(2,750,238)	$1,976,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Qualtrics International Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(258,964)	$(292,325)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	26,368	23,355
Gain on disposal of property and equipment	(25)	(17)
Change in fair value of distribution liability for tax sharing agreement	5,432	(1,500)
Reduction of right-of-use assets from operating leases	6,626	7,501
Stock-based compensation expense, including cash settled	231,970	268,261
Amortization of deferred contract acquisition costs	22,439	15,812
Deferred income taxes	(971)	(227)
Changes in assets and liabilities:
Accounts receivable, net	152,267	95,414
Prepaid expenses and other current assets	(9,752)	(7,259)
Deferred contract acquisitions costs	(34,716)	(26,809)
Other assets	(1,149)	(1,033)
Lease liabilities	(4,598)	(3,723)
Accounts payable	5,540	(13,472)
Accrued liabilities	(25,318)	(40,146)
Deferred revenue	(12,543)	1,969
Other liabilities	2,667	(16)
Settlement of stock-based payments liabilities	(994)	(2,682)
Net cash flows provided by operating activities	104,279	23,103

Cash flows from investing activities
Purchases of property and equipment	(21,811)	(13,173)
Cash paid for intangible assets	(2,050)	—
Net cash flows used in investing activities	(23,861)	(13,173)

Cash flows from financing activities
Payments of tax sharing liabilities to SAP (1)	(12,119)	—
Payments for taxes related to net share settlement of equity awards	(2,849)	(208,920)
Issuance of common stock of Employee Stock Purchase Plan	19,965	20,380
Proceeds from exercise of stock options	866	614
Net cash flows provided by (used in) financing activities	5,863	(187,926)
Effect of changes in exchange rates on cash and cash equivalents	545	(67)
Net increase (decrease) in cash and cash equivalents	86,826	(178,063)
Cash and cash equivalents as of 1 January	719,892	1,014,511
Cash and cash equivalents as of 31 March	$806,718	$836,448

Supplemental cash flow disclosures
Cash paid for income taxes	$6,460	$673
Cash paid for operating leases, net of incentives received	$4,573	$5,662

Non-cash investing and financing activities
Capital expenditures incurred but not yet paid	$251	$759
Stock-based compensation capitalized as internal-use software	$4,416	$2,193
Right-of-use assets obtained in exchange for lease obligations	$1,928	$15,761
________________
(1) Includes amounts from related parties. See Note 3 and 12 for further details.
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated balance sheet as of March 31, 2023, and the condensed consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments necessary to fairly state the Company's financial position as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future year or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue recognition with respect to the determination of the standalone selling prices for the Company’s services, valuation of the distribution liability related to the tax sharing agreement with SAP, and valuation of deferred income tax assets. Actual results could differ from those estimates.
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
Contract Balances
The Company bills in advance for annual contracts, and at times enters into non-cancelable multi-year deals. Non-cancelable multi-year deals typically include price escalations each year. The Company recognizes revenue on a straight-line basis over the non-cancelable term and accounts for the difference between straight-line revenue and invoiced amounts as a contract asset. The current and noncurrent portion of contract assets included in prepaid expenses and other current assets and other assets as of March 31, 2023 were $22.1 million and $21.7 million, respectively. The current and noncurrent portion of contract assets included in prepaid expenses and other current assets and other assets as of December 31, 2022 were $22.3 million and $19.9 million, respectively.
The Company records contract liabilities to deferred revenue when cash payments are received or due in advance of performance. Deferred revenue primarily relates to the advance consideration received from the customer prior to the related performance obligation being fulfilled. In certain circumstances, the Company receives consideration from customers in advance of a specific service being identified. Total consideration received in advance of a specific service being identified totaled $30.0 million and $31.3 million as of March 31, 2023 and December 31, 2022, respectively and is included in deferred revenue. The following table shows the amount of revenue included in prior period deferred revenue and revenue generated from same period billings for each of the Company’s revenue generating solutions:

	Three Months Ended March 31,
in thousands	2023	2022
Subscription revenue:
Revenue included in prior period deferred revenue	$270,659	$228,216
Revenue generated from same period billings	69,144	52,592
Total subscription revenue	$339,803	$280,808
Professional services and other revenue:
Revenue included in prior period deferred revenue	$43,069	$23,790
Revenue generated from same period billings	26,898	31,049
Total professional services and other revenue	$69,967	$54,839
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. Amounts of a customer contract’s transaction price that are allocated to the remaining performance obligations represent contracted revenue that has not yet been recognized. They include amounts recognized as contract liabilities and amounts that are contracted but not yet due. The expected future revenue related to unsatisfied performance obligations as of March 31, 2023 was $2,135.1 million, of which approximately $1,206.0 million is expected to be recognized as revenue over the next twelve months. The amount of transaction price allocated to the remaining performance obligations and changes in this amount over time are impacted by, among others, currency fluctuations and the contract period of the Company’s cloud contracts remaining at the balance sheet date and thus, by the timing of contract renewals.

Disaggregation of Revenue
The following table summarizes revenue by region based on the address of customers who have contracted to use the Company’s cloud platform:

	Three Months Ended March 31,
in thousands	2023	2022
United States	$286,367	$236,642
International	123,403	99,005
Total revenue	$409,770	$335,647
No single country outside the United States accounted for 10% or more of revenue during the three months ended March 31, 2023 and 2022.
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
The Company establishes allowances for bad debt and cancellations based on historical collection data, customer specific circumstances and expected losses. The allowance for bad debt, as needed, is established with a charge to bad debt expense in the consolidated statements of comprehensive loss. The Company’s allowance for bad debt was $8.3 million and $8.6 million as of March 31, 2023 and December 31, 2022, respectively. Bad debt expense was $3.4 million during the three months ended March 31, 2023 and not material during the three months ended March 31, 2022. The Company’s allowance for cancellations was $25.1 million and $28.8 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, $(3.4) million of net additions (reductions) were charged to revenue and $(0.3) million of net additions (reductions) were charged to deferred revenue. During the three months ended March 31, 2022, $(0.4) million of net additions (reductions) were charged to revenue and $(3.0) million of net additions (reductions) were charged to deferred revenue. The allowance for cancellations is established with a reduction to revenue and deferred revenue. In the event of lack of payment due to a bankruptcy or other credit-related issues of a customer, the Company writes off the related accounts receivable with a reduction to the allowance for bad debt. In the event of lack of payment from a customer for issues unrelated to credit risk, the Company cancels the customer’s subscription access or service and writes off the corresponding accounts receivable with reductions to the allowance for cancellations.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and accounts receivable. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. No customer accounted for more than 10% of accounts receivable at March 31, 2023 and December 31, 2022. No single customer accounted for 10% or more of total revenue during the three months ended March 31, 2023 and 2022.
Deferred Contract Acquisition Costs, net
Deferred contract acquisition costs, net is stated at gross deferred contract acquisition costs less accumulated amortization. Sales commissions and related payroll taxes for initial software-as-a-service (SaaS) subscription contracts earned by the Company’s sales force are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred contract acquisition costs on the consolidated balance sheets. The Company capitalized additional deferred incremental costs of obtaining a contract of $34.7 million and $26.8 million during the three months ended March 31, 2023 and 2022, respectively.
Amortization of deferred contract acquisition costs were $22.4 million and $15.8 million for the three months ended March 31, 2023 and 2022, respectively. Amortization of deferred contract acquisition costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss. There was no impairment loss in relation to the deferred costs for any period presented.
Internal-use Software
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the software platforms that are hosted by the Company and accessed by its customers on a subscription basis. The Company recognized amortization expenses of $7.4 million and $3.9 million related to capitalized internal-use software for the three months ended March 31, 2023 and 2022, respectively, within cost of subscription revenue. The Company capitalized $17.0 million and $6.8 million of expenses to internal-use software during the three months ended March 31, 2023 and 2022, respectively.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new standard requires that entities recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, which creates an exception to the general recognition and measurement principles of ASC 805. The standard will result in companies recognizing contract assets and liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. The standard is effective for public companies for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years with early adoption permitted. The Company adopted the standard as of January 1, 2023. The impact will be dependent upon the occurrence and magnitude of any future acquisitions.
2.CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following:

	As of March 31,	As of December 31,
in thousands	2023	2022
Cash	$501,081	$589,948
Money market mutual funds	305,637	129,944
Total cash and cash equivalents	$806,718	$719,892

3.FAIR VALUE MEASUREMENTS
Cash and cash equivalents
The Company’s cash equivalents with regards to money market mutual funds are classified within Level 1 of the fair value hierarchy and are reported at their fair value on the consolidated balance sheets as of March 31, 2023 and December 31, 2022.
Tax sharing liability
From the date of the SAP Acquisition, Qualtrics has been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, the Company deconsolidated from the SAP Tax Group for U.S. federal income tax purposes. The Company continues to be a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, Qualtrics will make tax sharing payments to SAP related to certain share based payment awards that existed prior to or were granted at the time of the IPO, the Pre-IPO Awards. Upon deconsolidation from the SAP Tax Group, the initial tax sharing liability was recorded as a distribution payable to SAP in accounts payable (current portion) and other liabilities (non-current portion) and as a reduction to additional paid-in capital. Changes in the fair value of the tax sharing liability are recorded through other non-operating income, net. As of March 31, 2023 and December 31, 2022, the Company’s distribution liability for the tax sharing agreement with SAP based on an estimated fair value totaled $66.0 million and $65.0 million, respectively.
The tax sharing agreement liability is estimated based on the estimated future tax benefits associated with the Pre-IPO Awards. The liability is classified within Level 3 of the fair value hierarchy and is based on the discounted estimated future cash flows of the liability. The primary assumptions used in the valuation include the amount of the estimated future tax deductions related to the Pre-IPO Awards, the Company’s estimated future taxable income or loss excluding the Pre-IPO Awards, including the ability and timing of when the Company will be able to utilize the tax deductions from the Pre-IPO Awards using a hypothetical with and without tax calculation, and the estimated discount rate, which is based on current market rates for unsecured liabilities with similar maturities and credit quality. We are using an estimated discount rate of 10%, we have utilized the current stock price as of March 31, 2023 as the best estimate of the future vest date value, and we estimate that the deductions will be utilized in the next one to three years based on the Company's current forecasts. Estimating the tax sharing liability balance requires significant estimates and assumptions, which are inherently uncertain and therefore actual results could differ from those estimates. During the three months ended March 31, 2023 the Company had no transfers in and out of Level 3 fair value measurements. The changes in the fair value of the tax sharing liability were as follows:

in thousands
Balance as of December 31, 2022	$(65,000)
Change in the fair value reported in other non-operating income, net	(5,432)
Payments of tax sharing liabilities based on estimated fair value to SAP (1)	4,432
Balance as of March 31, 2023	$(66,000)
(1) See Note 12 for additional details on the full payment of tax sharing liabilities.

4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	As of March 31,	As of December 31,
in thousands	2023	2022
Internal-use software	$64,093	$50,488
Server equipment	19,058	19,192
Leasehold improvements	108,458	88,254
Computer equipment	26,580	25,999
Land	13,383	13,383
Buildings	61,345	61,345
Furniture and fixtures	3,191	3,158
Software	3,034	3,034
Construction in progress	10,889	27,533
Total property and equipment	$310,031	$292,386
Accumulated depreciation and amortization	(86,703)	(76,741)
Property and equipment, net	$223,328	$215,645
The Company recognized depreciation and amortization expense related to its property and equipment as follows:

	Three Months Ended March 31,
in thousands	2023	2022
Cost of revenue	$9,279	$6,097
Research and development	1,490	1,364
Sales and marketing	2,285	2,005
General and administrative	383	472
Total depreciation and amortization expense	$13,437	$9,938
5.LEASES
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases. The leases have remaining terms of less than 1 to 13 years. Options to extend for up to 10 years have not been included because they are not reasonably certain to be exercised.
The components of lease expense were as follows:

	Three Months Ended March 31,
in thousands	2023	2022
Operating lease cost	$6,626	$7,501
Variable and short-term lease cost	3,378	2,449
Other information related to leases was as follows:

	As of March 31,	As of December 31,
	2023	2022
Weighted average remaining lease term	10.4 years	10.7 years
Weighted average discount rate	2.08%	2.08%

As of March 31, 2023, the maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

As of March 31,
in thousands	2023
Remainder of 2023	$7,639
2024	29,880
2025	32,052
2026	32,656
2027	29,939
Thereafter	178,324
Total minimum lease payments	$310,490
Less: imputed interest	(33,071)
Total	$277,419

6.OTHER INTANGIBLE ASSETS, NET
Other intangible assets, net consisted of the following:

	As of March 31,	As of December 31,
in thousands	2023	2022
Patents	$751	$751
Developed technology	161,920	159,670
Customer relationships	111,700	111,700
Developed content	400	400
Tradename	1,890	1,890
Licenses and certifications	6,350	6,350
License agreements	1,500	1,500
Total intangible assets	$284,511	$282,261
Accumulated amortization	(84,777)	(71,846)
Other intangible assets, net	$199,734	$210,415

The Company recognized amortization expense related to its acquired intangible assets as follows:

	Three Months Ended March 31,
in thousands	2023	2022
Cost of revenue	$7,358	$7,572
Sales and marketing	5,531	5,527
General and administrative	42	318
Total amortization of acquired intangible assets	$12,931	$13,417

Estimated amortization expense for intangible assets for the next five years and thereafter consists of the following:

As of March 31,
in thousands	2023
Remainder of 2023	$39,009
2024	52,009
2025	50,122
2026	41,366
2027	17,156
Thereafter	72
Total	199,734
7.ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	As of March 31,	As of December 31,
in thousands	2023	2022
Accrued wages, bonuses and commissions	$71,739	$79,518
Accrued payroll taxes	5,501	9,087
Other accrued expenses	30,236	32,590
Employee Stock Purchase Plan (“ESPP”) liability	7,128	18,924
Accrued income taxes	15,779	15,172
Total accrued liabilities	$130,383	$155,291
8.COMMITMENTS AND CONTINGENCIES
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
Merger Expenses
As previously disclosed, on March 12, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Quartz Holdco, LLC, a Delaware limited liability company (“Parent”), and Quartz MergerCo, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Silver Lake (“Silver Lake”). During the three months ended March 31, 2023, the Company has incurred $16.3 million in Merger-related expenses, $7.1 million of which have been paid. The remaining $9.2 million is included in accounts payable.

9.STOCK-BASED COMPENSATION
Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was recorded as follows:

	Three Months Ended March 31,
in thousands	2023	2022
Cost of subscription revenue	$5,063	$4,544
Cost of professional services and other revenue	8,593	8,066
Research and development	40,646	41,275
Sales and marketing	52,196	49,053
General and administrative	125,472	165,323
Total stock-based compensation expense	$231,970	$268,261
Equity Awards
Qualtrics RSUs
The following table sets forth the outstanding Qualtrics RSUs and related activity for the three months ended March 31, 2023:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	76,673	$34.17
Granted	15,980	16.32
Vested	(10,601)	38.53
Forfeited/Canceled	(1,910)	28.71
Outstanding as of March 31, 2023	80,142	$30.18
The total fair value of RSUs that vested during the three months ended March 31, 2023 and 2022 was $176.0 million and $529.8 million, respectively. As of March 31, 2023, there was $1,952.4 million of unrecognized stock-based compensation expense related to outstanding Qualtrics RSUs which is expected to be recognized over a weighted-average period of 2.4 years.

Qualtrics Options
The following table sets forth the outstanding common stock options and related activity for the three months ended March 31, 2023:

	Number of Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	1,468	$4.87	5.1	$8,091
Exercised	(116)	4.27
Forfeited/Expired	(6)	6.79
Outstanding as of March 31, 2023	1,346	$4.91	4.9	$17,388
Vested and exercisable at March 31, 2023	850	$4.68	4.9	$11,173
The aggregate intrinsic value of options exercised was $1.5 million and $3.0 million for the three months ended March 31, 2023 and 2022. The intrinsic value represents the excess of the estimated fair value of the Company's common stock on the date of exercise over the exercise price of each option. The intrinsic value of options as of March 31, 2023 is based on the market closing price of the Company's Class A common stock on that date.
As of March 31, 2023, there was $10.4 million of unrecognized stock-based compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.5 years.
Qualtrics Employee Stock Purchase Plan (ESPP)
The Company recognized compensation expense associated with the ESPP of $4.5 million and $5.1 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $4.7 million of unrecognized stock-based compensation expense associated with the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

10.NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table sets forth the calculation of basic net loss per share attributable to common stockholders during the periods presented:

in thousands (except share amount)	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common shareholders	$(258,964)	$(292,325)
Denominator:
Weighted-average Class A and Class B shares used in computing net loss per share attributable to common stockholders, basic and diluted	599,314,127	575,700,568
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.51)
The net loss per share amounts are the same for the Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions, whether through dividends or in liquidation. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been antidilutive. The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for all periods presented:

	As of March 31, 2023	As of December 31, 2022
Qualtrics restricted stock units	80,141,929	76,672,908
Qualtrics options	1,346,011	1,467,828
Qualtrics employee stock purchase program	494,762	2,144,827
11.INCOME TAXES
The Company has an effective tax rate of (2.7)% and (0.8)% for the three months ended March 31, 2023 and 2022, respectively. The Company has incurred U.S. book operating losses and has minimal profits in its foreign jurisdictions. Our effective tax rate is affected by tax rates in both U.S. and foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as share-based compensation, and changes in our valuation allowance.
The Company had historically calculated the income taxes in its consolidated financial statements on a separate return basis. However, the Company was in actuality included in the consolidated, combined or unitary U.S. federal and state income tax returns with SAP America, Inc. and its affiliates. As a result of deconsolidation from SAP during 2021, net operating losses and credits were updated to reflect actual attributes available for use by the Company. Qualtrics is subject to a tax sharing agreement with SAP that requires the Company to reimburse SAP for the Company's taxable income, or be reimbursed by SAP in cases of a taxable loss, which is included on the consolidated tax returns with SAP, subject to adjustments for hypothetical tax attributes and certain simplifying conventions.
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

12.RELATED PARTY TRANSACTIONS
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
During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $8.6 million and $10.0 million, respectively, from SAP and its affiliates in exchange for services and products. Total costs charged from SAP and its affiliates to the Company were $8.2 million and $12.0 million during the three months ended March 31, 2023 and 2022, respectively. Total costs charged from the Company to SAP and its affiliates were $0.8 million and $4.8 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the outstanding receivable and payable with SAP and its affiliates was $10.7 million and $18.0 million, respectively. As of December 31, 2022, the outstanding receivable and payable with SAP and its affiliates was $19.2 million and $15.2 million, respectively.
Because of the SAP Acquisition, Qualtrics had been included in SAP America’s consolidated group for U.S. federal income tax purposes. In October 2021, the Company deconsolidated from the SAP Tax Group for federal tax purposes. The Company continues to be a member of the SAP Tax Group for certain state filings. Pursuant to the tax sharing agreement with SAP, for taxable periods beginning after December 31, 2020, the Company will make certain tax sharing payments to SAP. As of March 31, 2023, the Company’s distribution liability for the tax sharing agreement with SAP totaled $78.0 million, consisting of $12.0 million based on our separate tax liability included on SAP Tax Group returns and $66.0 million based on an estimated fair value of the liability related to Pre-IPO Awards. Of the $78.0 million, $57.2 million is recorded within accounts payable and the remaining $20.8 million is recorded within other liabilities on the condensed consolidated balance sheet as of March 31, 2023. As of December 31, 2022, the Company’s distribution liability for the tax sharing agreement with SAP totaled $84.7 million, consisting of $7.7 million based on 2021 actual tax return activity, $12.0 million based on the Company’s 2022 tax provision and $65.0 million based on an estimated fair value. Of the $84.7 million, $72.0 million is recorded within accounts payable and the remaining $12.7 million is recorded within other liabilities on the condensed consolidated balance sheet as of December 31, 2022. For the three months ended March 31, 2023, the Company made a payment of the distribution tax liability to SAP of $12.1 million, of which $4.4 million was based on the estimated fair value, which is disclosed in Note 3, “Fair Value Measurements”.
Certain Board members of the Company and certain Supervisory Board and Executive Board members of SAP SE currently hold, or held within the last year, positions of significant responsibility with other entities. The Company has relationships with certain of these entities in the ordinary course of business. During the three months ended March 31, 2023 and 2022, revenue and charges from these related parties were immaterial.
On March 12, 2023, concurrently with the execution of the Merger Agreement, the Company and SAP SE (“SAP”) entered into a Separation Agreement (the “Separation Agreement”), which governs, among other things, the terms of the separation of the Company’s business from SAP and its affiliates (other than the Company and its subsidiaries).

The Separation Agreement requires the parties to use commercially reasonable efforts to take certain actions between the signing of the Merger Agreement and the closing of the Merger in respect of separating certain shared operations and resources of the Company and SAP so that the Company can operate on a standalone basis independent of SAP and its affiliates (other than the Company and its subsidiaries) following the closing of the Merger (the “Separation”). If the Separation has not been fully completed prior to the closing of the Merger, the Company and SAP will enter into a customary transition services agreement on mutually agreed terms under which SAP will continue providing certain support services and assistance to the Company on a transitional basis as necessary after closing of the Merger.
In December 2020, Ryan Smith, the Company’s Founder and Executive Chair, acquired a majority interest in the Utah Jazz basketball franchise, the associated venue, and certain related sports teams and operations and business interests. In 2019, the Company entered into multi-year agreements with the Utah Jazz related to ticket purchases, advertising, sponsorships, and the Utah Jazz Five for the Fight Campaign which were amended in Q1 2023, under which the Company was billed $0.7 million and $1.2 million during the three months ended March 31, 2023 and 2022, respectively.I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our revenue was $409.8 million and $335.6 million for the three months ended March 31, 2023 and 2022, respectively, representing year-over-year growth of 22%. For the three months ended March 31, 2023 and 2022, our net loss was $259.0 million and $292.3 million, respectively. The results of our operations for the three months ended March 31, 2023 and 2022 were impacted by equity and cash settled stock-based compensation expense.
We generate revenue by selling subscriptions to our XM Platform and integrated solutions, as well as professional services. Over 98% of our contracts have a subscription period of one year or longer, and we primarily bill annually in advance. Subscription revenue comprised approximately 83% of our total revenue for the three months ended March 31, 2023. We have a diversified customer base consisting of organizations of various sizes across virtually all industries. Our largest customer accounted for less than 2% of revenue during the three months ended March 31, 2023, and our largest industries by annual recurring revenue, or ARR, as of March 31, 2023 were financial services, professional and business services, education, technology, government, and healthcare. ARR is calculated by annualizing subscription revenue in the last month of a period.
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
As of March 31, 2023, we had over 5,300 employees. On January 11, 2023, the Company committed to a plan to eliminate approximately 207 roles across the Company globally that do not align with the Company’s highest priorities for 2023. This represents less than 5% of the Company’s work force. As of March 31, 2023, the Company has incurred non-recurring charges of approximately $7.5 million, primarily consisting of severance payments, notice pay (where applicable), employee benefits contributions and related costs.

Merger Agreement
As previously disclosed, on March 12, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Quartz Holdco, LLC, a Delaware limited liability company (“Parent”), and Quartz MergerCo, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Silver Lake.
As a result of the Merger, each share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and Class B common stock of the Company, par value $0.0001 per share (“Class B Common Stock” and together with Class A Common Stock, the “Common Stock”) outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (subject to certain exceptions, including shares of Common Stock held in treasury by the Company or owned by any direct or indirect wholly owned subsidiary of the Company and any shares of Common stock owned by Merger Sub, Parent or any of their respective direct or indirect wholly owned subsidiaries and shares of Common Stock owned by stockholders of the Company who have validly demanded and not withdrawn appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”)) will, at the Effective Time, automatically be cancelled and converted into the right to receive $18.15 in cash (the “Merger Consideration”), without interest and subject to applicable withholding taxes.
Effective as of 11:59 p.m. Eastern Time on April 24, 2023, the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) expired. The consummation of the Merger remains subject to the satisfaction (or written waiver by each of the Company, Parent and Merger Sub if permissible by law) of other closing conditions, including, but not limited to, clearances or approvals having been obtained or waived under applicable specified foreign antitrust laws and foreign investment laws.
The Board of Directors of the Company, after considering the unanimous recommendation of the independent subcommittee of the audit committee of the Board of Directors of the Company, has approved the Merger Agreement and the transactions contemplated thereby and the necessary stockholder approval has been duly executed and delivered, adopting and approving in all respects the Merger Agreement and the transactions contemplated thereby. Completion of the Merger remains subject to certain closing conditions, including (1) the information statement having been mailed to the Company’s stockholders and at least 20 calendar days having elapsed since the completion of such mailing, (2) the obtainment of regulatory clearances or approvals under certain specified foreign antitrust laws and foreign investment laws, (3) the absence of any law enjoining, restraining or otherwise prohibiting or making illegal the consummation of the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (5) compliance in all material respects with the other party’s covenants, agreements and obligations under the Merger Agreement, and (6) no Material Adverse Effect (as defined in the Merger Agreement) having occurred and being continuing since the date of the Merger Agreement. Subject to the satisfaction or waiver of such closing conditions, the parties expect the transaction to close in the second half of 2023.
If the Merger is consummated, Class A Common Stock will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we will no longer file periodic reports with the SEC on account of Company Class A Common Stock.
Separation Agreement
As previously disclosed, on March 12, 2023, concurrently with the execution of the Merger Agreement, the Company and SAP SE (“SAP”) entered into a Separation Agreement (the “Separation Agreement”), which governs, among other things, the terms of the separation of the Company’s business from SAP and its affiliates (other than the Company and its subsidiaries).

The Separation Agreement requires the parties to use commercially reasonable efforts to take certain actions between the signing of the Merger Agreement and the closing of the Merger in respect of separating certain shared operations and resources of the Company and SAP so that the Company can operate on a standalone basis independent of SAP and its affiliates (other than the Company and its subsidiaries) following the closing of the Merger (the “Separation”). If the Separation has not been fully completed prior to the closing of the Merger, the Company and SAP will enter into a customary transition services agreement on mutually agreed terms under which SAP will continue providing certain support services and assistance to the Company on a transitional basis as necessary after closing of the Merger.
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
Our revenue outside of the United States represented 30% and 29% of our total revenue in the three months ended March 31, 2023 and 2022, respectively. We initially started our expansion outside of the United States in English-speaking countries, such as Ireland, the United Kingdom, Canada, and Australia, as we were able to leverage our core technologies and go-to-market motion. Since opening our first international office in Dublin, Ireland in 2013, we now have over 25 sales offices in countries around the globe.
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
We continue to increase the number of customers who have entered into larger subscriptions with us. We had 2,372 customers with ARR of $100,000 or more as of March 31, 2023, up from 2,262 as of December 31, 2022. The number of customers with ARR of $100,000 or more indicates the strategic importance of our platform for enterprise customers and our ability to both initially land significant accounts and grow them over time.
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
We calculate our net retention rate on a trailing four-quarter basis. As of March 31, 2023, our net retention rate was 116%. Our net retention rate was 120% as of December 31, 2022.
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
SAP Acquisition
The results of our operations include all revenue and costs directly attributable and/or allocable to the Company, including costs for facilities, functions, and services used by Qualtrics. Our results also include expenses of SAP directly charged to Qualtrics for certain functions provided by SAP, including, but not limited to, sales organization costs, insurance, employee benefits, human resources and usage of data centers. These amounts may fluctuate from period to period based on the nature and extent of the indirect benefits received and provided. See Note 12 “Related Party Transactions” for further details in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

We plan to continue to hire employees for our engineering, product, and design teams to support our efforts to enhance the functionality and improve the reliability, availability, and scalability of our XM Platform. Excluding the impact of equity and cash settled stock-based compensation expense, we expect our research and development expenses to increase in absolute dollars in future periods and to decrease as a percentage of our revenue over the long term, although our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness, including bringing back our in-person X4 Summit event that took place this quarter in March 2023. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns. Excluding the impact of equity and cash settled stock-based compensation expense, we expect that sales and marketing expenses will increase in absolute dollars in future periods; however, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our finance, legal, people operations, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, and non-income based taxes.
We expect to incur additional general and administrative expenses to support our growth. Excluding the impact of equity and cash settled stock-based compensation expense, we expect that general and administrative expenses will increase in absolute dollars in future periods. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Other non-operating income, net
Other non-operating income, net consists of other non-operating gains or losses, including those related to changes in the fair value of our distribution liability related to our tax sharing agreement with SAP, interest income, interest expense and foreign currency transaction gains and losses.

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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenue:
Subscription	$339,803	$280,808
Professional services and other	69,967	54,839
Total revenue	409,770	335,647
Cost of revenue(1)(2):
Subscription	54,671	44,774
Professional services and other	68,511	54,493
Total cost of revenue	123,182	99,267
Gross profit	286,588	236,380
Operating expenses(1)(2):
Research and development	108,975	105,999
Sales and marketing	252,772	218,330
General and administrative	178,672	202,589
Total operating expenses	540,419	526,918
Operating loss	(253,831)	(290,538)
Other non-operating income, net	1,655	674
Loss before income taxes	(252,176)	(289,864)
Provision for income taxes	6,788	2,461
Net loss	$(258,964)	$(292,325)
________________
(1)Includes equity and cash settled stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cost of subscription revenue	$5,063	$4,544
Cost of professional services and other revenue	8,593	8,066
Research and development	40,646	41,275
Sales and marketing	52,196	49,053
General and administrative	125,472	165,323
Total stock-based compensation, including cash settled	$231,970	$268,261

(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cost of revenue	$7,358	$7,572
Sales and marketing	5,531	5,527
General and administrative	42	318
Total amortization of acquired intangible assets	$12,931	$13,417

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue for those periods:

	Three Months Ended March 31,
	2023	2022
	(as a % of revenue)
Revenue:
Subscription	83	84
Professional services and other	17	16
Total revenue	100%	100%
Cost of revenue:
Subscription	13	13
Professional services and other	17	16
Total cost of revenue	30	29
Gross profit	70	71
Operating expenses:
Research and development	27	32
Sales and marketing	62	65
General and administrative	43	60
Total operating expenses	132	157
Operating loss	(62)	(86)
Other non-operating income, net	—	—
Loss before income taxes	(62)	(86)
Provision for income taxes	2	1
Net loss	(64)%	(87)%
Comparison of the three months ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands)
Subscription revenue	$339,803	$280,808	$58,995	21%
Professional services and other revenue	69,967	54,839	15,128	28%
Total revenue	$409,770	$335,647	$74,123	22%
Subscription revenue increased by $59.0 million, or 21%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase was due to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, approximately $35.6 million was attributable to existing customers and approximately $23.4 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our XM Platform. Pricing changes were not material to the increase in revenue. Professional services and other revenue increased $15.1 million, or 28%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase was primarily due to an increase in revenue from larger customers, who generally require more services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands)
Cost of subscription revenue	$54,671	$44,774	$9,897	22%
Cost of professional services and other revenue	68,511	54,493	14,018	26%
Total cost of revenue	123,182	99,267	23,915	24%

Subscription gross profit	285,132	236,034	49,098	21%
Professional services and other gross profit	1,456	346	1,110	321%
Total gross profit	$286,588	$236,380	$50,208	21%

Subscription gross margin	84%	84%
Professional services and other gross margin	2%	1%
Total gross margin	70%	70%
Cost of subscription revenue increased $9.9 million, or 22%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, consistent with the increase in subscription revenue growth over the same period. This increase was driven by a $3.5 million increase in amortization of internal-use software, a $3.4 million increase in employee-related costs from headcount growth related to hiring, a $2.7 million increase in server costs, and a $0.5 million increase in stock-based compensation expense. Cost of professional services and other revenue increased $14.0 million, or 26%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase was driven by a $7.9 million increase in professional services vendor costs, a $5.6 million increase in employee-related costs from headcount growth related to hiring, and a $0.5 million increase in stock-based compensation expense.
Operating Expenses
Research and development

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands)
Research and development	$108,975	$105,999	$2,976	3%
Research and development expenses increased $3.0 million, or 3%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase was driven by a $4.1 million increase in employee-related costs from headcount growth related to hiring as we continue to add to and enhance our products and $1.7 million of restructuring expenses in Q1 2023, partially offset by a $1.3 million decrease in employer payroll tax on employee stock transactions, a $0.8 million decrease in outside vendor costs, and a $0.6 million decrease in stock-based compensation expense.

Sales and marketing

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands)
Sales and marketing	$252,772	$218,330	$34,442	16%
Sales and marketing expenses increased $34.4 million, or 16%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase in sales and marketing was primarily driven by an $18.0 million increase in employee-related costs from headcount growth related to hiring, a $4.9 million increase in travel-related expenses, $4.7 million of restructuring expenses in Q1 2023, a $3.5 million increase in marketing spend, and a $3.1 million increase in stock-based compensation expense.
General and administrative

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands)
General and administrative	$178,672	$202,589	$(23,917)	(12)%
General and administrative expenses decreased $23.9 million, or 12%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease in general and administrative expenses was primarily driven by a $39.9 million decrease in stock-based compensation expense, a $4.0 million decrease in employer payroll tax on employee stock transactions, and a $0.8 million decrease in acquisition-related costs, partially offset by $16.3 million of expenses related to the pending Merger transaction in Q1 2023, a $2.0 million increase in employee-related costs from headcount growth related to hiring, a $1.8 million increase in travel-related expenses, and $1.0 million of restructuring expenses in Q1 2023.
Other non-operating income, net
Other non-operating income, net increased $1.0 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase was primarily driven by a $6.6 million increase in interest income and a $1.3 million increase in net foreign currency transaction gains, partially offset by an increase of $6.9 million related to the change in the fair value of our distribution liability related to our tax sharing agreement with SAP.
Provision for income taxes
Provision for income taxes increased $4.3 million for the three months ended March 31, 2023, as compared to three months ended March 31, 2022, primarily due to changes in the valuation allowance recorded in our U.S. entities.
Our effective tax rate was (2.7)% for the three months ended March 31, 2023 and (0.8)% for the three months ended March 31, 2022.
The difference between the U.S. statutory rate of 21% and our effective tax rate for the quarter is primarily driven by rate adjustments due to foreign taxes and the impact of changes in the valuation allowance recorded in the United States.
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $806.7 million. Our cash and cash equivalents consist primarily of cash and money market funds. As of March 31, 2023, we had $59.5 million of our cash and cash equivalents held by our foreign subsidiaries.

We have financed our operations primarily through cash generated from our operations, equity issuances, and proceeds from capital contributions received from SAP in conjunction with the SAP Acquisition and funding of cash settled stock-based compensation expense. Our principal uses of cash in recent periods have been funding our operations, making capital expenditures, settling liability-classified stock-based awards, and settling tax obligations related to stock-based awards.
We believe our existing cash and cash equivalents, together with cash provided by operations, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new office spaces, the satisfaction of tax withholding obligations related to the settlement of future share-based awards, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our XM Platform, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
As previously disclosed, on March 12, 2023, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Silver Lake. We have agreed to various covenants and agreements in the Merger Agreement, including, among others, agreements to conduct our business in the ordinary course of business between the execution of the Merger Agreement and the closing of the Merger. Outside of certain limited exceptions, we may not take certain specified actions without Parent’s prior consent, which is not to be unreasonably withheld, conditioned or delayed, that could affect our liquidity and capital resource needs or requirements, including (i) acquiring other entities or any assets, properties, or businesses, that are material to the Company, (ii) making capital expenditures above specified thresholds, (iii) incurring additional indebtedness above specified thresholds, (iv) issuing additional securities, or (v) repurchasing or redeeming shares of our Common Stock. We do not believe these restrictions will prevent us from meeting our liquidity and capital resource needs or requirements, including our ongoing costs of operations, working capital needs or capital expenditure requirements.
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash flows provided by in operating activities	$104,279	$23,103
Net cash used in investing activities	(23,861)	(13,173)
Net cash flows provided by (used in) financing activities	5,863	(187,926)
Effect of exchange rate changes on cash and cash equivalents	545	(67)
Net increase (decrease) in cash and cash equivalents	$86,826	$(178,063)
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

For the three months ended March 31, 2023, net cash provided by operating activities was $104.3 million, which resulted from net loss of $259.0 million, adjusted for $232.0 million in stock-based compensation expense, additional non-cash charges of $59.9 million and net cash outflow of $72.4 million from changes in operating assets and liabilities. Additional non-cash charges primarily consisted of $26.4 million of depreciation and amortization expense, $22.4 million of amortization of deferred contract acquisition costs, $6.6 million related to the reduction of right-of-use assets from operating leases, and $5.4 million related to the changes in fair value of distribution liability for the tax sharing agreement. The outflow from operating assets and liabilities was primarily due a $19.8 million decrease in accrued liabilities and accounts payable, a $34.7 million increase in deferred contract acquisition costs as our sales commission payments increased due to the addition of new customers and expansion of our existing customer subscriptions, a $10.9 million increase in prepaid and other assets, and a $12.5 million increase in deferred revenue from advance invoicing in accordance with our customer contracts, partially offset by a $152.3 million decrease in accounts receivable due to billings growth and timing of collections.
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
Net cash used in investing activities during the three months ended March 31, 2023 and 2022 of $23.9 million, $13.2 million, respectively, resulted primarily from purchases of intangible assets and capital expenditures for our XM Platform and office build-outs.
Financing activities
Net cash provided by financing activities of $5.9 million during the three months ended March 31, 2023 was due to $20.8 million in proceeds from the exercise of stock options and issuance of Class A stock under our employee stock purchase plan, offset by $12.1 million in payments of TSA Liabilities to SAP and $2.8 million in payments of payroll withholding taxes to net settle equity awards.
Net cash provided by financing activities of $187.9 million during the three months ended March 31, 2022 was due to $208.9 million in payments of payroll withholding taxes to net settle equity awards, offset by $21.0 million in proceeds from the exercise of stock options and issuance of Class A stock under our employee stock purchase plan.

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The aggregate transaction price of remaining performance obligations is expected to be recognized as revenue as follows:

	As of March 31,	As of December 31,
	2023	2022
	(In thousands)
Next 12 Months	$1,206,026	$1,202,260
Thereafter	929,035	972,378
Total	$2,135,061	$2,174,638
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
Contractual Obligations and Commitments
Our principal commitments consist of obligations under operating leases for office space, non-cancelable contracts for cloud infrastructure services and other services, and obligations under our tax sharing agreement with SAP. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.
As of March 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Critical accounting estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the impact of the estimates on financial condition or operating performance is material.
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.
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
Interest rate risk
We had cash and cash equivalents of $806.7 million as of March 31, 2023. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
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
We recorded $0.3 million in net foreign currency transaction gains in the three months ended March 31, 2023, and $1.0 million in net foreign currency transaction losses in the three months ended March 31, 2022. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended March 31, 2023 and 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2023 our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.
Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses described below, management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.
Material Weakness in Internal Control over Financial Reporting
As previously disclosed, management identified certain deficiencies in the Company’s internal control over financial reporting that aggregated to a material weaknesses related to management’s risk assessment process over information technology general controls, including certain controls over logical access and change management, and process level controls including information used in the execution of those controls that impacted our financial reporting processes.
Management’s Remediation Plan and Status
In response to the material weakness management has taken the following actions:
•engaged a third party subject matter expert to assist in the review of our risk assessment process;
•established a remediation steering committee with key members of management to ensure remediation efforts are aligned to the remediation plan;
•enhanced our controls around the identification of new reports and changes to key reports;
•established training of control owners on the appropriate evidence and documentation for financial reporting controls and IT change management and logical access controls; and
•enhanced the design of existing controls, where applicable, and implemented additional controls to further strengthen the control environment.
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

Changes in Internal Control Over Financial Reporting
Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 8. “Commitments and Contingencies—Legal Matters” in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
Risks Related to the Merger
The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
As previously disclosed, on March 12, 2023, we entered into the Merger Agreement by and among the Company, the Parent, and Merger Sub, providing for our acquisition by affiliates of Silver Lake. Completion of the Merger is subject to the satisfaction of various conditions, including (1) the information statement having been mailed to the Company’s stockholders and at least 20 calendar days having elapsed since the completion of such mailing, (2) the absence of any law enjoining, restraining or otherwise prohibiting or making illegal the consummation of the Merger, (3) the expiration or termination of any applicable waiting period under the HSR Act (which occurred on April 24, 2023), and the obtainment of regulatory clearances or approvals under certain specified foreign antitrust laws or foreign investment laws, (4) the accuracy of the other parties’ representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (5) compliance in all material respects with the other parties’ covenants, agreements and obligations under the Merger Agreement, and (6) no Material Adverse Effect (as defined in the Merger Agreement) having occurred and being continuing since the date of the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers, retailers and distributors to purchase products from others or delay purchasing from us;
•the possibility the Merger or the Separation will harm or disrupt the Company’s business, including current plans and operations;
•potential business uncertainty, including changes to existing business relationships that could affect the Company’s financial performance;
•the inability to retain and hire key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue certain business opportunities or strategic transactions pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•our inability to solicit other acquisition proposals during the pendency of the Merger;

•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed Merger;
•the significant amount of transaction costs, fees, expenses and charges related to the Merger Agreement and the Merger; and
•other developments beyond our control, including, but not limited to, changes in legislative, regulatory , domestic or global economic development that may affect the timing or success of the Merger.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain regulatory clearances or approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such clearances or approvals);
•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the consummation of the Merger; and
•the failure to satisfy the other closing conditions to the consummation of the Merger, including the possibility that a Material Adverse Effect on our business would permit Parent not to close the Merger.
If the Merger does not close, our business and stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, distributors, retailers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and
•the requirement that we pay a termination fee of $311.5 million if the Merger Agreement is terminated in certain circumstances.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent public company.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course. We are restricted from taking certain specified actions without Parent’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents; acquire other businesses and assets; dispose of material property or assets; make investments; repurchase, reclassify or issue securities; make loans; pay dividends; incur indebtedness; make capital expenditures; enter into certain contracts; change accounting policies or procedures; settle litigation; change tax classifications and elections; or take certain actions relating to intellectual property of the Company. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.

Risks Related to our Business
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

Item 6. Exhibits

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated as of March 12, 2023, by and among Qualtrics International Inc., Quartz Holdco, LLC, and Quartz MergerCo, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2023).

2.2*
Separation Agreement, dated as of March 12, 2023, by and between Qualtrics International Inc. and SAP SE (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on March 13, 2023).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 1st day of May, 2023.

QUALTRICS INTERNATIONAL INC.

By:	/s/ Zig Serafin
Zig Serafin
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rob Bachman
Rob Bachman
Chief Financial Officer (Principal Financial and Accounting Officer)